Form 10-Q
period 2021-03-31
Terns Pharmaceuticals, Inc.
filed 2021-05-14
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39926

Terns Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1448275
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1065 East Hillsdale Blvd., Suite 100 Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 525-5535

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TERN	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2021, the registrant had 25,113,167 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. These statements involve known and unknown risks, uncertainties related to the global COVID-19 pandemic and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$98,829	$74,854
Marketable securities	96,752	—
Notes receivable	—	12,718
Deferred offering costs	—	2,137
Prepaid expenses and other current assets	2,461	1,160
Total current assets	198,042	90,869
Property and equipment, net	1,025	1,175
Other assets	174	246
Total assets	$199,241	$92,290
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,250	$935
Accrued expenses and other current liabilities	4,127	9,006
Loans payable	—	12,880
Total current liabilities	8,377	22,821
Deferred rent, net of current portion	208	220
Taxes payable, non-current	654	657
Total liabilities	9,239	23,698
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 10,000,000 and 188,029,084 shares authorized as of March 31, 2021 and December 31, 2020, respectively; no shares issued or outstanding as of March 31, 2021; 12,958,452 shares issued and outstanding as of December 31, 2020;	—	186,033
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 150,000,000 and 299,700,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 25,041,738 and 337,508 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	335,483	14,598
Accumulated other comprehensive loss	(232)	(124)
Accumulated deficit	(145,252)	(131,915)
Total stockholders’ equity (deficit)	190,002	(117,441)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$199,241	$92,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$8,735	$7,244
General and administrative	4,561	2,179
Total operating expenses	13,296	9,423
Loss from operations	(13,296)	(9,423)
Other income (expense):
Interest income	11	50
Other (expense) income, net	(13)	167
Total other (expense) income, net	(2)	217
Loss before income tax expense	(13,298)	(9,206)
Income tax expense	(39)	—
Net loss	(13,337)	(9,206)
Net loss attributable to non-controlling interest	—	(205)
Net loss attributable to common stockholders	$(13,337)	$(9,001)

Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(41.69)
Weighted average common stock outstanding, basic and diluted	15,160,046	215,890

Other comprehensive loss:
Net loss	$(13,337)	$(9,206)
Unrealized loss on available-for-sale securities, net of tax	(43)	—
Foreign exchange translation adjustment, net of tax	(65)	(176)
Comprehensive loss	(13,445)	(9,382)
Less: Comprehensive loss attributable to non-controlling interest	—	(205)
Comprehensive loss attributable to common stockholders	$(13,445)	$(9,177)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Noncontrolling Interest, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited; in thousands, except share data)

Three Months Ended March 31, 2021
	Non- Controlling	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	$—	2,857,142	$30,000	2,600,645	$68,995	7,500,665	$87,038	337,508	$—	$14,598	$(124)	$(131,915)	$(117,441)
Conversion of preferred stock to common stock upon closing of the initial public offering	—	(2,857,142)	(30,000)	(2,600,645)	(68,995)	(7,500,665)	(87,038)	16,079,230	2	186,031	—	—	186,033
Sale of common stock in initial public offering, net of issuance costs of $3,339	—	—	—	—	—	—	—	8,625,000	1	133,022	—	—	133,023
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,832	—	—	1,832
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(43)	—	(43)
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,337)	(13,337)
Balances at March 31, 2021	$—	—	$—	—	$—	—	$—	25,041,738	$3	$335,483	$(232)	$(145,252)	$190,002

Three Months Ended March 31, 2020
	Non- Controlling	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2019	$14,117	2,089,285	$21,938	2,384,195	$73,029	—	$—	215,890	$—	$1,208	$(106)	$(91,862)	$(90,760)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	202	—	—	202
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	(176)	—	(176)
Net loss	(205)	—	—	—	—	—	—	—	—	—	—	(9,001)	(9,001)
Balances at March 31, 2020	$13,912	2,089,285	$21,938	2,384,195	$73,029	—	$—	215,890	$—	$1,410	$(282)	$(100,863)	$(99,735)

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,337)	$(9,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,832	202
Depreciation and amortization expense	172	88
(Accretion) amortization on marketable securities	(3)	37
Change in deferred taxes and uncertain tax positions	16	130
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,254)	419
Other assets	6	(87)
Accounts payable	2,208	(245)
Accrued expenses and other current liabilities	(3,944)	1,331
Deferred rent	(12)	44
Net cash used in operating activities	(14,316)	(7,287)
Cash flows from investing activities:
Purchase of property and equipment	(24)	(430)
Purchase of investments	(96,792)	(715)
Proceeds from sales and maturities of investments	—	7,992
Net cash (used in) provided by investing activities	(96,816)	6,847
Cash flows from financing activities:
Net proceeds from initial public offering	136,362	—
Proceeds from notes receivable	12,718	—
Payment of loans payable	(12,880)	—
Payment of deferred offering costs	(1,031)	(33)
Net cash provided by (used in) financing activities	135,169	(33)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62)	(158)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,975	(631)
Cash, cash equivalents and restricted cash at beginning of period	74,854	12,375
Cash, cash equivalents and restricted cash at end of period	$98,829	$11,744
Supplemental disclosure of noncash investing and financing activities:
Conversion of preferred stock to common stock upon closing of the initial public offering	$186,033	$—
Deferred offering costs within accounts payable and accrued expenses	$825	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Terns Pharmaceuticals Inc. (Terns) is a clinical-stage biopharmaceutical company developing a portfolio of small-molecule single-agent and combination therapy candidates for the treatment of non-alcoholic steatohepatitis (NASH) and other chronic liver diseases.

Terns was incorporated as an exempted company in the Cayman Islands in December 2016. In December 2020, the Company effected a de-registration of the Company in the Cayman Islands and a domestication in the State of Delaware, pursuant to which it became a Delaware corporation. Terns owns all of the share capital of Terns Pharmaceutical HongKong Limited (Terns Hong Kong) and Terns, Inc., a Delaware corporation (Terns U.S. Opco). Terns Hong Kong holds all of the share capital of Terns China Biotechnology Co., Ltd. (organized in Shanghai, People’s Republic of China (PRC)) (Terns China) and Terns (Suzhou) Biotechnology Co., Ltd. (organized in Suzhou, PRC) (Terns Suzhou).

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of Terns and its wholly owned subsidiaries Terns U.S. Opco and Terns Hong Kong andits wholly owned subsidiaries Terns China and Terns Suzhou. Prior period reflects a variable interest in Terns China in which Terns had a majority interest and was the primary beneficiary. The noncontrolling interest attributable to the Company’s variable interest entity (VIE) is presented as a separate component from stockholders’ equity (deficit) in the condensed consolidated balance sheets, and a noncontrolling interest in the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of noncontrolling interest, convertible preferred stock and stockholders’ equity (deficit). The Company’s condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering

In February 2021, the Company completed an initial public offering (the “IPO”) of 8,625,000 shares of its common stock, including the exercise in full by the underwriters of their option to purchase up to 1,125,000 additional shares of common stock, for net proceeds of $133.0 million, after deducting underwriting discounts and commissions and offering expenses, and its shares started trading on the Nasdaq Global Select Market under the ticker symbol “TERN.” Upon closing of the IPO, all of the Company's outstanding shares of convertible preferred stock automatically converted into an aggregate of 16,079,230 shares of common stock.

Certificate of Incorporation

Prior to the IPO, the Company’s certificate of incorporation adopted in December 2020 in connection with the Domestication (the “December 2020 Charter”) authorized the Company to issue the following shares of capital stock: (i) 299,700,000 shares of common stock, (ii) 40,000,000 shares of Series A convertible preferred stock, (iii) 36,409,088 shares of Series B convertible preferred stock, and (iii) 111,619,996 shares of Series C convertible preferred stock. All classes of stock under the December 2020 Charter were authorized at a par value of $0.0001.

In February 2021, the Company’s amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware became effective in connection with the closing of IPO. Under the amended and restated certificate of incorporation, the Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001.

Reverse Stock Split

In January 2021, the Company filed an amended and restated certificate of incorporation to effectuate a reverse split of shares of the Company’s common stock and convertible preferred stock on a 1-for-14 basis (the “Reverse Stock Split”). The par value and the number of authorized shares of the convertible preferred stock and common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic is rapidly evolving. The COVID-19 virus continues to impact countries worldwide, including the United States and China where the Company has business operations. The extent of the impact of the COVID-19 pandemic on business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s development activities, planned clinical trial enrollment, future trial sites, contract research organizations (CROs), third-party manufacturers and other third parties with whom the Company conducts business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, the Company is conducting business as usual, with necessary or advisable modifications to employee travel and with employees working remotely. The Company will continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter the Company’s operations, including those that may be required by federal, state or local authorities in the United States and China, or that the Company determines are in the best interest of its employees and other third parties with whom the Company conducts business. At this point, the extent to which the COVID-19 pandemic may affect the Company’s business, operations and development timelines and plans, including the resulting impact on expenditures and capital needs, remains uncertain.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of  March 31, 2021, the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the unaudited condensed consolidated statements of noncontrolling interest, convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and the related disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020, as filed with the SEC on March 30, 2021. Except for the change in certain policies described below, there have been no significant changes to the Company's significant accounting policies described in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2020.

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

Cash and cash equivalents consist of standard checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Restricted cash represents a security deposit related to a lease.

The Company classifies as available-for-sale marketable securities with a remaining maturity when purchased of greater than three months.  The Company’s marketable securities are maintained by investment managers and consist of government securities, corporate debt securities, asset-backed securities and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity (deficit) until realized. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest income and/or expense. Realized gains and losses on debt securities are determined using the specific identification method and are included in other income (expense), net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s condensed consolidated statements of operations and comprehensive loss.

The fair value and amortized cost of marketable securities by major security type as of March 31, 2021 is as follows:

	As of March 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$86,794	$—	$—	$86,794
Non-U.S. government securities	11,269	—	(4)	11,265
Corporate debt securities	40,675	—	(35)	40,640
Asset-backed securities	13,398	—	(4)	13,394
Commercial paper	31,453	—	—	31,453
Total	$183,589	$—	$(43)	$183,546

Classified as:
Cash equivalents				$86,794
Marketable securities				96,752
Total				$183,546

The Company did not have any marketable securities for the year ended December 31, 2020.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	March 31,
(in thousands)	2021	2020
Cash and cash equivalents	$98,829	$11,696
Restricted cash, non-current	—	48
Total cash, cash equivalents and restricted cash	$98,829	$11,744

Classification of Convertible Preferred Stock and Presentation of Noncontrolling Interest

The holders of Series A, Series B and Series C convertible preferred stock, which were outstanding prior to the IPO, had certain liquidation rights in the event of a deemed liquidation that, in certain situations, was not solely within the control of the Company and would call for the redemption of the then outstanding convertible preferred stock. Therefore, the Series A, Series B and Series C convertible preferred stock were classified outside of shareholders’ equity (deficit) on the condensed consolidated balance sheets as of December 31, 2020. In February 2021, upon the completion of the IPO, all the outstanding shares of convertible preferred stock converted into common stock and the Company does not have any shares of preferred stock outstanding.

The Company recognizes noncontrolling interest related to VIEs, in which the Company is the primary beneficiary, as equity in the condensed consolidated financial statements separate from the parent entity’s equity. The net loss attributable to noncontrolling interest is included in net loss in the condensed consolidated statements of operations and comprehensive loss. Changes in the parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

Terns China, the Company’s VIE, was established as a financing subsidiary to allow investment by Lilly Asia Ventures (LAV) investment entities: Suzhou Litai Equity Investment Centre (Limited Partnership) (PRC) and Suzhou Lirui Equity Investment Centre (Limited Partnership) (PRC), collectively referred to as the “LAV PRC Entities”. The Company’s board of directors has the unilateral ability to control the Terns China board of directors. Net losses of the China Subsidiaries have been allocated based on their ownership percentage to the LAV PRC Entities’ noncontrolling interest and are reflected in the condensed consolidated statements of operations and comprehensive loss. The noncontrolling interest is classified outside of stockholders’ equity (deficit) on the condensed consolidated balance sheets as it is redeemable for cash based on an investor option after a specified date. In December 2020, the LAV PRC Entities exercised their option resulting in the conversion of all of the equity interests in Terns China held by the LAV PRC Entities into shares of the Company’s preferred stock (the “China Conversion”). Following the completion of the China Conversion, Terns China became a wholly owned subsidiary of the Company. The Company does not currently anticipate any further direct third-party investments into Terns China and Terns China will only act as an operating subsidiary for the Company’s business activities in China.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	March 31, 2021	December 31, 2020
Research and development costs	$2,195	$2,800
Refundable contract liability	836	836
Compensation and benefit costs	499	1,492
Accrued professional fees	514	2,185
Accrued development milestone	—	1,531
Other	83	162
Total accrued expenses and other current liabilities	$4,127	$9,006

Income Taxes

The provision for income taxes primarily relates to projected federal, state, and foreign income taxes. To determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is generally based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. In addition, the tax effects of certain significant or unusual items are recognized discretely in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

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

The Company assesses accounting for uncertainty in income taxes by modeling for the recognition, measurement and disclosure in financial statements any uncertain income tax positions that the company has taken or expects to take on a tax return. As of each balance sheet date, unresolved uncertain tax positions are reassessed. The Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

Common Stock Valuation

Due to the absence of an active market for the Company’s common stock prior to the completion of the IPO in February 2021, the Company utilized methodologies to estimate the fair value of its common stock. In determining the fair value of options granted prior to the IPO, the Company has considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock prior to the IPO has been determined at each grant date based upon a variety of factors, including:

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

Stock-Based Compensation

Stock-based compensation expense, including grants of stock options and restricted stock awards issued under the Company’s equity incentive plan, is measured at the grant date based on the fair value of the awards and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company’s determination of the fair value of stock options with time-based vesting utilizes the Black-Scholes option-pricing model. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The Company estimates risk-free rates using the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term and dividend yield using the Company’s expectations and historical data. The Company uses the simplified method to calculate the expected term of stock option grants. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option. The fair value of each stock option grant is calculated based upon the Company’s common stock valuation on the date of the grant. The Company accounts for forfeitures of stock option grants as they occur.

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

The Company’s convertible preferred stock outstanding prior to the IPO contractually entitled the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such securities. In periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three months ended March 31, 2021 and 2020.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated.

After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of stockholders’ equity (deficit) as a reduction of additional paid-in capital or equity generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 primarily expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 on January 1, 2021, and the adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

2. Fair Value

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$12,035	$—	$—	$12,035
Money market funds	86,794	—	—	86,794
Total cash and cash equivalents	$98,829	$—	$—	$98,829
Marketable securities
Non-U.S. government securities	$—	$11,265	$—	$11,265
Corporate debt securities	—	40,640	—	40,640
Asset-backed securities	—	13,394	—	13,394
Commercial paper	—	31,453	—	31,453
Total marketable securities	$—	$96,752	$—	$96,752

	Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$74,854	$—	$—	$74,854
Total	$74,854	$—	$—	$74,854
Liabilities:
Loans payable	$—	$—	$12,880	$12,880
Total	$—	$—	$12,880	$12,880

The aggregate fair value of marketable securities as of March 31, 2021, by contractual maturity, are as follows:

(in thousands)	Fair Value
Due in one year or less	$71,059
Due after one year through two years	25,693
Total marketable securities	$96,752

During the three months ended March 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

3.	Loans Payable

The following table provides the loans payable reported at fair value and measured on a recurring basis:

(in thousands)	Loans Payable
Balance at December 31, 2019	$—
Issuance of 2020 Notes and Bridge Loan	16,800
Issuance of repurchase payable for the Lilly Asia Ventures option exercise	10,771
Issuance of loans payable for conversion settlement of the Bridge Loan	2,109
Conversion of 2020 convertible promissory notes to Series C convertible preferred stock	(17,690)
Conversion of Bridge Loan to Series C convertible preferred stock	(2,163)
Change in fair value of loans payable and other adjustments	3,053
Balance at December 31, 2020	$12,880

As of March 31, 2021 there was no loans payable balance.

2020 Notes

In May 2020, the Company issued convertible promissory notes (2020 Notes) in the aggregate amount of $15.0 million. The 2020 Notes bear interest at a rate of 10.0% per annum, are unsecured, and are due and payable, including accrued interest, in May 2021. In connection with the Series C Convertible Preferred Stock Financing, the 2020 Notes, totaling unpaid principal and accrued interest of $15.9 million, converted into 1,366,820 shares of Series C convertible preferred stock.

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

The Bridge Loan was repaid in full by the Company following the requisite government approvals in China. Proceeds from the repayment of the Bridge Loan by Terns China were used by LAV to repay the LAV Affiliate Promissory Note in full. The fair value of the Bridge Loan was determined to be $2.1 million as of December 31, 2020. The Bridge Loan and the LAV Affiliate Promissory Note were paid in full in March 2021.

LAV Series A and Series B Promissory Notes

In November 2020, the Chinese government provided approval for entities affiliated with Lilly Asia Ventures (LAV) to exercise the LAV Option (see Note 4, Convertible Preferred Stock). Terns Hong Kong agreed to repurchase all equity interests held by the LAV PRC Entities with proceeds to be used by LAV to purchase shares of Series A convertible preferred stock and Series B convertible preferred stock of the Company (Repurchase).

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

The carrying value of the LAV Series A and Series B Promissory Notes approximate its fair value due to the short-term nature of the liability.

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

During 2020, the Company used the PWERM method to value the loans payable. This approach involved the estimation of future potential outcomes for the Company, as well as values and probabilities associated with each respective potential outcome. The Company considered two scenarios (i) a 60% probability of an IPO in the near-term and (ii) a 40% probability of the Company remaining private for 1.75 years following the date of the valuation. The Company considered these two scenarios to calculate the (i) future value of the loans payable under each scenario and (ii) the present value of the loans payable under each scenario. The value of the Company’s equity used to determine the appropriate allocation of value to the stockholders was calculated using different methodologies for each scenario. For the first scenario, the value of the Company’s equity was estimated based on the Company’s estimates, as well as recent IPO indications of comparable companies. For the second scenario, the value of the Company’s equity was estimated using the income approach, which focuses on the income-producing capability of a business and estimates value based on the expectation of future cash flows, which are then discounted to the present using a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Under each scenario, the rights and preferences of each share class were considered in order to determine the appropriate allocation of value to the common and preferred stockholders, as well as the loans payable. The value per common and preferred share, as well as the loans payable, under each scenario was multiplied by a present value factor, calculated based on the Company’s cost of equity and the expected timing of each scenario. After taking into consideration the PWERM of each scenario, the Company arrived at the fair value of the loans payable.

The Company recorded other expense of $2.9 million related to the change in the fair value of loans payable for the year ended December 31, 2020.

The outstanding LAV Series A and Series B Promissory Note was settled in January 2021 and was paid with the proceeds received from the note receivable of $10.8 million. The outstanding Bridge Loan was settled in March 2021 and was substantially paid with the proceeds received from the LAV Affiliate Promissory Note receivable of $1.9 million.

4.	Convertible Preferred Stock

All shares of preferred stock described below were converted into an aggregate of 16,079,230 shares of the Company’s common stock at the time of the IPO in February 2021.

Series A Preferred Stock

In April 2017, the Company entered into a Series A convertible preferred stock purchase agreement (Series A Agreement) whereby the Company issued 2,089,285 shares of Series A convertible preferred stock at $10.50 per share for an aggregate purchase price of $21.9 million.

Terns China received an aggregate $8.0 million from the LAV PRC Entities in connection with the Series A financing, which is presented as a noncontrolling interest. In connection with the Series A Agreement and this Terns China investment, the Company also issued an option to the LAV PRC Entities to convert their interest in the China Subsidiaries into an interest in Terns Cayman (the LAV Option).

Series B Preferred Stock

In October 2018, the Company entered into a Series B convertible preferred share purchase agreement (Series B Agreement), whereby the Company issued an aggregate of 2,384,195 shares of Series B convertible preferred stock at $30.80 per share for an aggregate purchase price of $73.4 million.

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

Series C Preferred Stock

In December 2020, the Company entered into a Series C preferred stock purchase agreement (Series C Convertible Preferred Stock Financing) whereby it issued an aggregate of 7,500,665 shares of Series C convertible preferred stock at $11.65 per share for gross proceeds of $87.4 million, which includes shares issued upon conversion of the 2020 Notes.

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

Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock are collectively referred to as “convertible preferred stock.” As of December 31, 2020, convertible preferred stock consisted of the following:

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

In connection with the IPO, all the outstanding shares of convertible preferred stock converted into common stock and the Company does not have any shares of preferred stock outstanding as of March 31, 2021.

5.	Common Stock and Stock-Based Compensation

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	March 31, 2021	December 31, 2020
Conversion of outstanding shares of convertible preferred stock	—	16,079,230
Options outstanding under incentive award plans	2,544,778	2,466,670
Shares available for future grant under incentive award plans	2,327,433	17,556
Shares available for future grant under employee stock purchase plans	240,000	—
Total shares reserved	5,112,211	18,563,456

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through March 31, 2021, no cash dividends have been declared or paid by the Company.

Stock-Based Compensation

 The Company has two stock-based compensation plans, the 2017 Incentive Award Plan (the “2017 Plan”) and the 2021 Incentive Award Plan (the “2021 Plan”) which was adopted in February 2021. Each plan, while effective, authorizes the granting of equity awards to employees and directors of the Company, as well as non-employee consultants. Stock options granted to employees and nonemployees under the plans generally vest over four years and allows the holder of the option to purchase common stock at a stated exercise price. Options granted under the plans generally expire ten years after the date of grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan. The 2021 Plan is successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. As of March 31, 2021, 2,327,433 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Board.

Stock Options

The following table summarizes the stock option activity for all stock plans during the quarter ended March 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	2,466,670	$8.03	9.61	$21,678
Granted	106,000	20.12		—
Forfeited	(27,892)	7.18		—
Outstanding as of March 31, 2021	2,544,778	$8.57	8.64	$33,976
Exercisable, March 31, 2021	2,009,995	$8.16	8.67	$27,742
Vested and expected to vest, March 31, 2021	2,544,778	$8.57	8.64	$33,976

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of March 31, 2021, there was $26.0 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 3.53 years.

  The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Three Months Ended March 31,
	2021	2020
Expected option life	5.95	5.88
Expected volatility	66.70%	59.95%
Risk-free interest rate	0.76%	0.58%
Expected dividend yield	—%	—%
Fair value of underlying common stock	$20.13	$9.24
Fair value of option	$11.94	$5.67

Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Restricted Stock

The following table summarizes the stock award activity for all stock plans during the quarter ended March 31, 2021:

	Number of Shares	Grant-Date Fair Value
Unvested restricted common stock as of December 31, 2020	83,334	$1.96
Forfeited	(11,905)	1.96
Unvested restricted common stock as of March 31, 2021	71,429	$1.96

As of March 31, 2021, unrecognized stock-based compensation expense related to restricted stock granted by the Company was nominal and is estimated to be recognized over a period of 0.02 years.

Stock-Based Compensation Expense

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Research and development expense	$482	$78
General and administrative expense	1,350	124
Total stock-based compensation expense	$1,832	$202

6.	Income Tax

During the three months ended March 31, 2021, the Company recorded an income tax expense of $0.1 million primarily related to foreign tax positions from the transfer pricing tax position in Terns China. There was no income tax expense during the three months ended March 31, 2020.

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of March 31, 2021 and 2020, the total amount of gross interest accrued and penalties was nominal.
7.	Net Loss Per Common Share

Basic and diluted net loss per common share were calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2021	2020
Numerator:
Net loss	$(13,337)	$(9,206)
Net loss attributable to noncontrolling interest	—	(205)
Net loss attributable to common stockholders	$(13,337)	$(9,001)
Denominator:
Weighted average common stock outstanding, basic and diluted	15,160,046	215,890
Net loss per share attributable to common stockholders, basic and diluted	$(0.88)	$(41.69)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	2,544,778	540,679
Restricted common stock	71,429	166,667
Convertible preferred stock (as converted to common stock)	—	7,334,518
Options to purchase convertible preferred stock (as converted to common stock)	—	984,306
Total	2,616,207	9,026,170

8.Commitments and Contingencies

Lease Agreements

Future minimum lease payments due under operating leases as of March 31, 2021 are as follows:

(in thousands)	Operating Leases
2021	$511
2022	668
2023	652
2024	559
2025 and thereafter	—
Total	$2,390

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

9.	Assignment, License and Collaboration Agreements

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

The Company agreed to pay Lilly up to an aggregate of $6.0 million in pre-specified development milestones for the first covered product in mainland China, and up to an aggregate of $50.0 million in pre-specified development milestones for the first covered product in ex-mainland China. The Company also agreed to pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to low teens on net sales ranging from the low hundreds of millions of dollars to the low billions of dollars. The Lilly FXR 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of March 31, 2021, the Company has not paid any amounts under the agreement and no milestones have been achieved. The Company has not recorded any research and development expense during the three months ended March 31, 2021 and 2020  related to this agreement.

TERN-201 License Agreement with Eli Lilly

In March 2018, the Company entered into an exclusive license agreement with Lilly (Lilly VAP-1 2018 License Agreement). Under the terms of the Lilly VAP-1 2018 License Agreement, Lilly granted the Company an exclusive, royalty-bearing license to make, have made, use, offer for sale, sell, import, and have imported, including all rights to develop, manufacture, and commercialize covered products and a sublicensing right that allows the Company to grant sublicenses to affiliates and third parties to perform any portion of the development, manufacture, and commercialization of covered products. The Company will remain directly responsible for all amounts owed to Lilly, regardless of sublicenses. The Company is required to use commercially reasonable efforts to meet development events according to achievement due dates and commercialize the covered product in the field in the major markets.

The Company paid Lilly a non-refundable, non-creditable upfront payment of $4.0 million, which was recorded as research and development expense in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2018. In addition, pursuant to the terms of the Lilly VAP-1 2018 License Agreement, the Company agreed to pay Lilly up to an aggregate of $74.0 million in pre-specified development milestones for the first covered product, and up to an aggregate of $30.0 million in pre-specified development milestones for the second indication of a covered product. The Company must also pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to mid-teens on net sales ranging from the high tens of millions of dollars to the low billions of dollars. The Lilly VAP-1 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of March 31, 2021, the Company has paid $4.0 million to Lilly. No development milestones have been met as of March 31, 2021. The Company has not recorded any research and development expense during the three months ended March 31, 2021 and 2020 related to this agreement.

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

The Company paid Vintagence a non-refundable, non-creditable upfront payment of $0.7 million, which was recorded as research and development expense in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2019. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of March 31, 2021, the Company has paid $2.2 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s IND filing for TERN-501 in December 2020. The Company has not recognized any research and development expense during the three months ended March 31, 2021 and 2020, respectively, related to this agreement.

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

Hansoh is required to pay the Company a refundable, non-creditable upfront payment of $1.0 million, provided that in the event Hansoh elects to not exercise the option, the Company shall refund the amount of the upfront payment within six months from the expiration or termination of the option period. If the Company does not pay the refund amount within six months, the refund amount will be regarded as a debt owed by the Company to Hansoh, secured against the number of common shares as is equal to the refund amount divided by the share price of such shares issued by the Company in the latest equity financing round before the refund amount is due. Interest on the refund amount is at a rate equal to 5% per annum over the then-current applicable federal rate, compounded annually and will continue to accrue until paid. Interest shall be computed on the basis of a year of 365 days for the actual number of days elapsed. The entire amount of accrued but unpaid interest and all outstanding principal shall be due and payable on or before the close of business on the fifth anniversary of the last day of the refund period. The Company received an upfront payment of $0.8 million during the year ended December 31, 2020, which is recognized as a refund liability on the balance sheet. The upfront payment is included in the Company’s condensed consolidated balance sheet as of March 31, 2021 and is presented within accrued expenses and other current liabilities. The upfront payment and future payments are all constrained as of March 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 30, 2021. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31 each year.

Overview

We are a clinical-stage biopharmaceutical company developing a portfolio of small-molecule single-agent and combination therapy candidates for the treatment of non-alcoholic steatohepatitis, or NASH, and other chronic liver diseases. Our programs are based on clinically-validated and complementary mechanisms of action to address the multiple hepatic disease processes of NASH in order to drive meaningful clinical benefits for patients. The mechanisms of action targeted by our current drug candidates are the same mechanisms of action targeted by other drug candidates that have achieved clinical proof-of-concept in NASH clinical trials and have demonstrated significant improvements on histological and non-invasive markers of the disease, though no drug has been approved for the treatment of NASH in the United States or Europe. Our most advanced program is TERN-101, a liver-distributed, non-bile acid Farnesoid X Receptor agonist that has demonstrated sustained liver FXR activation, as well as a favorable tolerability profile across multiple Phase 1 clinical trials. In our Phase 1 clinical trials, no pruritus, or itching, or increases in LDL cholesterol levels as compared to the control group were observed—unlike in Phase 1 clinical trials of other FXR agonists conducted by third parties. Our Phase 2a clinical trial of TERN-101 in NASH patients (the LIFT Study) was fully enrolled in January 2021, and we expect top-line data in June 2021. Our second clinical stage program, TERN-201, is a highly selective inhibitor of Vascular Adhesion Protein-1. We intend to start our Phase 1b clinical trial of TERN-201 in NASH patients in the first half of 2021, and we expect top-line data in the first half of 2022. Our third clinical stage program is TERN-501, a Thyroid Hormone Receptor beta agonist with high metabolic stability, enhanced liver distribution and greater selectivity for THR-β compared to other THR-β agonists in development. In January 2021, the FDA cleared our investigational new drug application, or IND, for TERN-501. In March 2021, we announced the initiation of our Phase 1 first-in-human clinical trial of TERN-501, and we expect top-line data in the second half of 2021. We are also pursuing two combination therapy programs to address the multiple disease processes of NASH and expect to initiate a Phase 2a clinical proof-of-concept trial evaluating a combination of TERN-101 and TERN-501 in the first half of 2022.

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

Results of operations

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Results of Operations
Operating expenses:
Research and development	$8,735	$7,244	$1,491
General and administrative	4,561	2,179	2,382
Total operating expenses	13,296	9,423	3,873
Loss from operations	(13,296)	(9,423)	(3,873)
Other income (expense):
Interest income	11	50	(39)
Other (expense) income, net	(13)	167	(180)
Total other (expense) income, net	(2)	217	(219)
Loss before income tax expense	(13,298)	(9,206)	(4,092)
Income tax expense	(39)	—	(39)
Net loss	$(13,337)	$(9,206)	$(4,131)

Revenue

To date, we have not generated, and do not expect to generate, any revenue from the sale of products for the foreseeable future.

Research and development expenses

Our research and development expenses are related primarily to discovery efforts and preclinical and clinical development of our single-agent and combination therapy candidates.

The increase in research and development expenses for the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to a $1.0 million increase related to our clinical programs, a $0.2 million increase in employee-related expenses as higher headcount increased salaries, benefits, and stock-based compensation-related charges, and a $0.3 million increase due to higher allocated facility-related and depreciation expenses to research and development expenses.

General and administrative expenses

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, finance, accounting, business development, legal, human resource and other administrative functions.

The increase in general and administrative expenses for the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to a $1.5 million increase in employee-related expenses as higher headcount increased salaries, benefits, and stock-based compensation-related charges and a $1.2 million increase in legal, IT and other professional services consulting. These increases were partially offset by a $0.3 million decrease due to higher allocated facility-related and depreciation expenses to research and development expenses.

Interest income

Interest income primarily consists of interest income on our marketable securities.

Interest income for the three months ended March 31, 2021 was less than $0.1 million, compared to less than $0.1 million for the same period in 2020.

Other (expense) income, net

Other (expense) income, net for the three months ended March 31, 2021 was less than $0.1 million of expense, compared to $0.2 million of income for the same period in 2020.

Income tax expense

Income tax expense for the three months ended March 31, 2021 was less than $0.1 million, compared to no expense for the same period in 2020.

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

Sources of liquidity

We have principally funded our operations primarily through proceeds from the sale of shares of our common stock in our IPO, convertible preferred stock and sale of our convertible promissory notes. We have devoted substantially all of our resources to research and development activities, organizing and staffing our company, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Since our inception, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. As of March 31, 2021, we had an accumulated deficit of $145.3 million, a net loss of $13.3 million, negative cash flows from operations of $14.3 million, and cash, cash equivalents and marketable securities of $195.6 million.

In May 2020, we received proceeds of $16.8 million from the issuance of convertible promissory notes, or the 2020 Notes, and a bridge loan.

In December 2020, we issued and sold shares of our convertible preferred stock for gross proceeds of $87.4 million (including conversion of the $15.0 million of 2020 Notes and effective conversion of the $1.8 million bridge loan, plus accrued interest).

In February 2021, we completed our initial public offering of 8,625,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase additional shares of common stock. The net proceeds from this offering were $133.0 million after deducting underwriting discounts and commissions and offering expenses.

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

Our primary uses of cash are to fund our research and development activities, business planning, establishing, and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our single-agent and combination therapy candidates. In addition, if we obtain marketing approval for our single-agent and combination therapy candidates, we expect to incur significant commercialization expenses related to any approved products, marketing, manufacturing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Identifying potential single-agent and combination therapy candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our single-agent and combination therapy candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of single-agent and combination therapy candidates that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Cash flows

Operating activities

Net cash used in operating activities during the three months ended March 31, 2021 was $14.3 million and consisted primarily of our net loss of $13.3 million as well as a $3.0 million decrease from changes in operating assets and liabilities. This was partially offset by non-cash expenses of $1.8 million of stock-based compensation and $0.2 million of depreciation.

Net cash used in operating activities during the three months ended March 31, 2020 was $7.3 million and consisted primarily of our net loss of $9.2 million. This was partially offset by non-cash adjustments from $0.2 million of stock-based compensation, $0.1 million change in deferred taxes and uncertain tax positions and $0.1 million of depreciation expense, as well as a $1.5 million increase from changes in operating assets and liabilities primarily attributable to program-related services incurred and not paid as of March 31, 2020.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2021 was $96.8 million consisting of a $96.8 million purchase of investments.

Net cash provided by investing activities during the three months ended March 31, 2020 was $6.8 million and consisted primarily of $8.0 million in proceeds from the sale and maturity of investments, offset by $0.7 million in purchases of investments and $0.4 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $135.2 million and consisted primarily of $136.4 million in proceeds from the issuance of common stock upon closing of the IPO in February 2021, partially offset by $1.0 million in payments of deferred offering costs and a $0.2 million net payment on loans payable.

Net cash used in financing activities during the three months ended March 31, 2020 was nominal.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and use of estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

We are subject to several recently issued accounting pronouncements. Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – Recent Accounting Pronouncements which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the information provided under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" which is included and described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2021, management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended March 31, 2021 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Public Offering of Common Stock

In February 2021, we completed our initial public offering, or IPO, and issued an aggregate of 8,625,000 shares of our common stock at a price of $17.00 per share, including the exercise in full of the underwriters’ option to purchase additional shares of our common stock. We received net proceeds from the IPO of $133.0 million, after deducting underwriting discounts and commissions of $10.3 million and offering expenses of $3.3 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Cowen and Company, LLC acted as book-running managers for the IPO.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Composition-of-matter claims directed to TERN-501 have been allowed by the U.S. Patent and Trademark Office. When granted, we expect the issued composition-of-matter claims to expire in 2039.

On May 11, 2021, Weidong Zhong, Ph.D., our Chief Scientific Officer and a member of our board of directors, notified us of his intention to depart the company and resign from our board. Dr. Zhong will continue to serve as Chief Scientific Officer and director in a transition capacity until July 2, 2021. Dr. Zhong’s resignation is for personal reasons, and not the result of any disagreement with our company, management or board.

Effective May 11, 2021, Erin Quirk, M.D., assumed the position of Head of Research & Development, in addition to being our President and Chief Medical Officer.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	2/9/2021	3.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

^

The certification that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERNS PHARMACEUTICALS, INC.

Date: May 14, 2021	By:	/s/ Senthil Sundaram
Senthil Sundaram
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Mark Vignola
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)