Form 10-Q
period 2021-06-30
Terns Pharmaceuticals, Inc.
filed 2021-08-16
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 25,130,613 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the implementation of our business model and strategic plans for our business and single-agent and combination therapy candidates, including additional indications which we may pursue;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$67,589	$74,854
Marketable securities	117,495	—
Notes receivable	—	12,718
Deferred offering costs	—	2,137
Prepaid expenses and other current assets	1,788	1,160
Total current assets	186,872	90,869
Property and equipment, net	959	1,175
Other assets	176	246
Total assets	$188,007	$92,290
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,688	$935
Accrued expenses and other current liabilities	4,130	9,006
Loans payable	—	12,880
Total current liabilities	5,818	22,821
Deferred rent, net of current portion	193	220
Taxes payable, non-current	664	657
Total liabilities	6,675	23,698
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 10,000,000 and 188,029,084 shares authorized as of June 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding as of June 30, 2021; 12,958,452 shares issued and outstanding as of December 31, 2020	—	186,033
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 150,000,000 and 299,700,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 25,130,613 and 337,508 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	337,493	14,598
Accumulated other comprehensive loss	(174)	(124)
Accumulated deficit	(155,990)	(131,915)
Total stockholders’ equity (deficit)	181,332	(117,441)
Total liabilities, convertible preferred stock and stockholders’ equity	$188,007	$92,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,961	$7,611	$14,696	$14,855
General and administrative	4,857	2,486	9,418	4,665
Total operating expenses	10,818	10,097	24,114	19,520
Loss from operations	(10,818)	(10,097)	(24,114)	(19,520)
Other income:
Interest income	55	2	66	52
Other income, net	39	250	26	417
Total other income, net	94	252	92	469
Loss before income tax expense	(10,724)	(9,845)	(24,022)	(19,051)
Income tax expense	(14)	—	(53)	—
Net loss	(10,738)	(9,845)	(24,075)	(19,051)
Net loss attributable to non-controlling interest	—	(157)	—	(362)
Net loss attributable to common stockholders	$(10,738)	$(9,688)	$(24,075)	$(18,689)

Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(33.09)	$(1.19)	$(73.48)
Weighted average common stock outstanding, basic and diluted	25,109,973	292,813	20,162,496	254,351

Other comprehensive loss:
Net loss	$(10,738)	$(9,845)	$(24,075)	$(19,051)
Unrealized gain (loss) on available-for-sale securities, net of tax	36	—	(7)	—
Foreign exchange translation adjustment, net of tax	22	16	(43)	(160)
Comprehensive loss	(10,680)	(9,829)	(24,125)	(19,211)
Less: Comprehensive loss attributable to non-controlling interest	—	(157)	—	(362)
Comprehensive loss attributable to common stockholders	$(10,680)	$(9,672)	$(24,125)	$(18,849)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Noncontrolling Interest, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited; in thousands, except share data)

Three and Six Months Ended June 30, 2021
	Non- Controlling	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	$—	2,857,142	$30,000	2,600,645	$68,995	7,500,665	$87,038	337,508	$—	$14,598	$(124)	$(131,915)	$(117,441)
Conversion of preferred stock to common stock upon closing of the initial public offering	—	(2,857,142)	(30,000)	(2,600,645)	(68,995)	(7,500,665)	(87,038)	16,079,230	2	186,031	—	—	186,033
Sale of common stock in initial public offering, net of issuance costs of $3,339	—	—	—	—	—	—	—	8,625,000	1	133,022	—	—	133,023
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,832	—	—	1,832
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(43)	—	(43)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,337)	(13,337)
Balances at March 31, 2021	$—	—	$—	—	$—	—	$—	25,041,738	$3	$335,483	$(232)	$(145,252)	$190,002
Exercise of stock options	—	—	—	—	—	—	—	17,446	—	101	—	—	101
Vesting of restricted stock	—	—	—	—	—	—	—	71,429	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,909	—	—	1,909
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	36	—	36
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,738)	(10,738)
Balances at June 30, 2021	$—	—	$—	—	$—	—	$—	25,130,613	$3	$337,493	$(174)	$(155,990)	$181,332

Three and Six Months Ended June 30, 2020
	Non- Controlling	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2019	$14,117	2,089,285	$21,938	2,384,195	$73,029	—	$—	215,890	$—	$1,208	$(106)	$(91,862)	$(90,760)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	202	—	—	202
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(176)	—	(176)
Net loss	(205)	—	—	—	—	—	—	—	—	—	—	(9,001)	(9,001)
Balances at March 31, 2020	$13,912	2,089,285	$21,938	2,384,195	$73,029	—	$—	215,890	$—	$1,410	$(282)	$(100,863)	$(99,735)
Vesting of restricted stock	—	—	—	—	—	—	—	83,333	—	23	—	—	23
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	190	—	—	190
Capital discount on issuance of loans payable	—	—	—	—	—	—	—	—	—	(87)	—	—	(87)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	16	—	16
Net loss	(157)	—	—	—	—	—	—	—	—	—	—	(9,688)	(9,688)
Balances at June 30, 2020	$13,755	2,089,285	$21,938	2,384,195	$73,029	—	$—	299,223	$—	$1,536	$(266)	$(110,551)	$(109,281)

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(24,075)	$(19,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,741	392
Depreciation and amortization expense	291	187
Amortization on marketable securities, net	150	37
Change in deferred taxes and uncertain tax positions	38	131
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(581)	686
Other assets	(8)	(89)
Accounts payable	1,327	(1,556)
Accrued expenses and other current liabilities	(3,932)	3,168
Deferred rent	(27)	(14)
Net cash used in operating activities	(23,076)	(16,109)
Cash flows from investing activities:
Purchase of property and equipment	(66)	(532)
Purchase of investments	(137,593)	(715)
Proceeds from sales and maturities of investments	19,941	7,992
Net cash (used in) provided by investing activities	(117,718)	6,745
Cash flows from financing activities:
Net proceeds from initial public offering	136,362	—
Proceeds from notes receivable	12,718	—
Payment of loans payable	(12,880)	—
Payment of deferred offering costs	(2,721)	(33)
Proceeds from stock option exercises	101	—
Proceeds from issuance of loans payable	—	16,876
Net cash provided by financing activities	133,580	16,843
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(51)	(216)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,265)	7,263
Cash, cash equivalents and restricted cash at beginning of period	74,854	12,375
Cash, cash equivalents and restricted cash at end of period	$67,589	$19,638
Supplemental disclosure of noncash investing and financing activities:
Conversion of preferred stock to common stock upon closing of the initial public offering	$186,033	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.       Organization, Basis of Presentation and Summary of Significant Accounting Policies

Terns Pharmaceuticals, Inc. (Terns) is a clinical-stage biopharmaceutical company developing a portfolio of small-molecule single-agent and combination therapy candidates for the treatment of non-alcoholic steatohepatitis (NASH) and other chronic liver diseases.

Terns was incorporated as an exempted company in the Cayman Islands in December 2016. In December 2020, the Company effected a de-registration of the Company in the Cayman Islands and a domestication in the State of Delaware (the "Domestication"), pursuant to which it became a Delaware corporation. Terns owns all of the share capital of Terns Pharmaceutical HongKong Limited (Terns Hong Kong) and Terns, Inc., a Delaware corporation (Terns U.S. Opco). Terns Hong Kong holds all of the share capital of Terns China Biotechnology Co., Ltd. (organized in Shanghai, People’s Republic of China (PRC)) (Terns China) and Terns (Suzhou) Biotechnology Co., Ltd. (organized in Suzhou, PRC) (Terns Suzhou).

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of Terns and its wholly owned subsidiaries Terns U.S. Opco and Terns Hong Kong and its wholly owned subsidiaries Terns China and Terns Suzhou. Prior period reflects a variable interest in Terns China in which Terns had a majority interest and was the primary beneficiary. The noncontrolling interest attributable to the Company’s variable interest entity (VIE) is presented as a separate component from stockholders’ equity (deficit) in the condensed consolidated balance sheets, and a noncontrolling interest in the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of noncontrolling interest, convertible preferred stock and stockholders’ equity (deficit). The Company’s condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic is rapidly evolving. The COVID-19 virus and new variants that emerge continue to impact countries worldwide, including the United States and China where the Company has business operations. The extent of the impact of the COVID-19 pandemic on business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s development activities, planned clinical trial enrollment, future trial sites, contract research organizations (CROs), third-party manufacturers and other third parties with whom the Company conducts business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, the Company is conducting business as usual, with necessary or advisable modifications to employee travel and with employees working remotely. The Company will continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter the Company’s operations, including those that may be required by federal, state or local authorities in the United States and China, or that the Company determines are in the best interest of its employees and other third parties with whom the Company conducts business. At this point, the extent to which the COVID-19 pandemic may affect the Company’s business, operations and development timelines and plans, including the resulting impact on expenditures and capital needs, remains uncertain.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2021, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the unaudited condensed consolidated statements of noncontrolling interest, convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the related disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020, as filed with the SEC on March 30, 2021. There have been no significant changes to the Company's significant accounting policies described in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2020.

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

Cash and cash equivalents consist of standard checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Restricted cash represents a security deposit related to a lease.

The Company classifies as available-for-sale marketable securities with a remaining maturity when purchased of greater than three months. The Company’s marketable securities are maintained by investment managers and consist of government securities, corporate debt securities, asset-backed securities and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity (deficit) until realized. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest income and/or expense. Realized gains and losses on debt securities are determined using the specific identification method and are included in other income, net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s condensed consolidated statements of operations and comprehensive loss.

The fair value and amortized cost of marketable securities by major security type as of June 30, 2021 is as follows:

	As of June 30, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$56,145	$—	$—	$56,145
U.S. government securities	21,118	3	(14)	21,107
Non-U.S. government securities	11,261	—	(3)	11,258
Corporate debt securities	44,665	10	(3)	44,672
Commercial paper	40,458	—	—	40,458
Total	$173,647	$13	$(20)	$173,640

Classified as:
Cash equivalents				$56,145
Marketable securities				117,495
Total				$173,640

The Company did not have any marketable securities for the year ended December 31, 2020.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	June 30,
(in thousands)	2021	2020
Cash and cash equivalents	$67,589	$19,590
Restricted cash, non-current	—	48
Total cash, cash equivalents and restricted cash	$67,589	$19,638

Classification of Convertible Preferred Stock and Presentation of Noncontrolling Interest

The holders of Series A, Series B and Series C convertible preferred stock, which were outstanding prior to the IPO, had certain liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and would call for the redemption of the then outstanding convertible preferred stock. Therefore, the Series A, Series B and Series C convertible preferred stock were classified outside of shareholders’ equity (deficit) on the condensed consolidated balance sheets as of December 31, 2020. In February 2021, upon the completion of the IPO, all the outstanding shares of convertible preferred stock converted into common stock and the Company does not have any shares of preferred stock outstanding.

The Company recognizes noncontrolling interest related to VIEs in which the Company is the primary beneficiary as equity in the condensed consolidated financial statements separate from the parent entity’s equity. The net loss attributable to noncontrolling interest is included in net loss in the condensed consolidated statements of operations and comprehensive loss. Changes in the parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs, including fees paid to consultants and contract research organizations, or CROs, in connection with nonclinical studies and clinical trials and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	June 30, 2021	December 31, 2020
Research and development costs	$1,204	$2,800
Refundable contract liability	836	836
Compensation and benefit costs	953	1,492
Accrued professional fees	1,006	2,185
Accrued development milestone	—	1,531
Other	131	162
Total accrued expenses and other current liabilities	$4,130	$9,006

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

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. In estimating future tax consequences, the Company considers all expected future events including the enactment of changes in tax laws or rates. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.

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

Net Loss Per Share of Common Stock

The Company follows the two-class method when computing net income (loss) per share of common stock as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share of common stock for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share of common stock is computed by dividing the net income (loss) per share of common stock by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share of common stock is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares. For purposes of this calculation, outstanding stock options and convertible preferred stock are considered potential dilutive shares.

The Company’s convertible preferred stock outstanding prior to the IPO contractually entitled the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such securities. In periods in which the Company reports a net loss, diluted net loss per share of common stock is the same as basic net loss per share of common stock, since dilutive shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and six months ended June 30, 2021 and 2020.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. For non-public entities, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. For private entities, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years, Under the JOBS Act, emerging growth companies have extended transition periods available for complying with new or revised accounting standards. The Company has elected to use this exemption to delay adopting ASU 2016-02. The Company is in the process of completing its review of its existing lease agreements under Topic 842 and does not expect the adoption of ASU 2016-02 to have a material impact on its financial position, results of operations or cash flows.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$11,444	$—	$—	$11,444
Money market funds	56,145	—	—	56,145
Total cash and cash equivalents	$67,589	$—	$—	$67,589
Marketable securities
U.S. government securities	$—	$21,107	$—	$21,107
Non-U.S. government securities	—	11,258	—	11,258
Corporate debt securities	—	44,672	—	44,672
Commercial paper	—	40,458	—	40,458
Total marketable securities	$—	$117,495	$—	$117,495

	Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$74,854	$—	$—	$74,854
Total	$74,854	$—	$—	$74,854
Liabilities:
Loans payable	$—	$—	$12,880	$12,880
Total	$—	$—	$12,880	$12,880

The aggregate fair value of marketable securities as of June 30, 2021, by contractual maturity, are as follows:

(in thousands)	Fair Value
Due in one year or less	$82,519
Due after one year through two years	34,976
Total marketable securities	$117,495

During the six months ended June 30, 2021, there were no transfers between Level 1, Level 2 and Level 3.

3.       Loans Payable

The following table provides the loans payable reported at fair value and measured on a recurring basis:

(in thousands)	Loans Payable
Balance at December 31, 2019	$—
Issuance of 2020 Notes and Bridge Loan	16,800
Issuance of repurchase payable for the Lilly Asia Ventures option exercise	10,771
Issuance of loans payable for conversion settlement of the Bridge Loan	2,109
Conversion of 2020 convertible promissory notes to Series C convertible preferred stock	(17,690)
Conversion of Bridge Loan to Series C convertible preferred stock	(2,163)
Change in fair value of loans payable and other adjustments	3,053
Balance at December 31, 2020	$12,880

As of June 30, 2021 there was no loans payable balance.

2020 Notes

In May 2020, the Company issued convertible promissory notes (2020 Notes) in the aggregate amount of $15.0 million. The 2020 Notes had an interest rate of 10.0% per annum, were unsecured, and were due and payable, including accrued interest, in May 2021. In connection with the Series C Convertible Preferred Stock Financing, the 2020 Notes, totaling unpaid principal and accrued interest of $15.9 million, converted into 1,366,820 shares of Series C convertible preferred stock.

Bridge Loan

In May 2020, the Company entered into a bridge loan with Terns China (Bridge Loan) for aggregate proceeds of $1.8 million, payable in renminbi (RMB) at an established USD/RMB exchange rate, based on an average of the previous five working days before May 8, 2020. The Bridge Loan had an interest rate of 10% per year, which began to accrue on the date of drawdown, and was computed based on the actual number of days elapsed based on a year of 365 days. The Bridge Loan holders have the same conversion rights as the 2020 Notes holders.

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

To help facilitate the transfer of cash from China to the United States to effectively convert the Bridge Loan, the Company and Terns China agreed to enter into an agreement with LAV to (i) repay the Bridge Loan, and (ii) issue shares of Series C convertible preferred stock at the initial closing of the Series C financing to entities that are a part of LAV in exchange for a promissory note issued to the Company by LAV, or the LAV Affiliate Promissory Note.

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

LAV Series A and Series B Promissory Notes

In November 2020, the Chinese government provided approval for entities affiliated with LAV to exercise the LAV Option (see Note 4, Convertible Preferred Stock). Terns Hong Kong agreed to repurchase all equity interests held by the LAV PRC Entities with proceeds to be used by LAV to purchase shares of Series A convertible preferred stock and Series B convertible preferred stock of the Company (Repurchase).

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

In connection with the IPO, all the outstanding shares of convertible preferred stock converted into common stock and the Company does not have any shares of preferred stock outstanding as of June 30, 2021.

5.       Common Stock and Stock-Based Compensation

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2021	December 31, 2020
Conversion of outstanding shares of convertible preferred stock	—	16,079,230
Options outstanding under incentive award plans	2,583,563	2,466,670
Shares available for future grant under incentive award plans	2,271,202	17,556
Shares available for future grant under employee stock purchase plans	240,000	—
Total shares reserved	5,094,765	18,563,456

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through June 30, 2021, no cash dividends have been declared or paid by the Company.

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

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. As of June 30, 2021, 2,271,202 shares of the Company’s common stock were available for future grants under the 2021 Plan.

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

Stock Options

The following table summarizes the stock option activity for all stock plans during the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	2,466,670	$8.03	9.61	$21,678
Granted	164,000	19.85		—
Exercised	(17,446)	5.78		—
Forfeited	(29,661)	7.21		—
Outstanding as of June 30, 2021	2,583,563	$8.92	9.11	$9,871
Exercisable, June 30, 2021	2,016,172	$8.19	9.09	$8,207
Vested and expected to vest, June 30, 2021	2,583,563	$8.92	9.11	$9,871

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of June 30, 2021, there was $24.8 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 3.26 years.

  The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Six Months Ended June 30,
	2021	2020
Expected option life	6.00	5.87
Expected volatility	70.56%	60.00%
Risk-free interest rate	0.88%	0.57%
Expected dividend yield	—%	—%
Fair value of underlying common stock	$19.85	$9.36
Fair value of option	$12.32	$5.76

Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Restricted Stock

The following table summarizes the stock award activity for all stock plans during the six months ended June 30, 2021:

	Number of Shares	Grant-Date Fair Value
Unvested restricted common stock as of December 31, 2020	83,334	$1.96
Vested	(71,429)	1.96
Forfeited	(11,905)	1.96
Unvested restricted common stock as of June 30, 2021	—	$—

As of June 30, 2021, there was no unrecognized stock-based compensation expense related to restricted stock granted by the Company.

Stock-Based Compensation Expense

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development expense	$491	$66	$973	$144
General and administrative expense	1,418	124	2,768	248
Total stock-based compensation expense	$1,909	$190	$3,741	$392

6.       Income Tax

The Company recorded an income tax expense of $0.1 million for each of the three and six months ended June 30, 2021 primarily related to foreign tax positions from the transfer pricing tax position in Terns China. There was no income tax expense for the three and six months ended June 30, 2020.

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of June 30, 2021 and 2020, the total amount of gross interest accrued and penalties was nominal.

7.       Net Loss Per Common Share

Basic and diluted net loss per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(10,738)	$(9,845)	$(24,075)	$(19,051)
Net loss attributable to noncontrolling interest	—	(157)	—	(362)
Net loss attributable to common stockholders	$(10,738)	$(9,688)	$(24,075)	$(18,689)
Denominator:
Weighted average common stock outstanding, basic and diluted	25,109,973	292,813	20,162,496	254,351
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(33.09)	$(1.19)	$(73.48)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2021	2020
Options to purchase common stock	2,583,563	541,102
Restricted common stock	—	83,334
Convertible preferred stock (as converted to common stock)	—	7,334,518
Options to purchase convertible preferred stock (as converted to common stock)	—	984,306
Total	2,583,563	8,943,260

8.       Commitments and Contingencies

Lease Agreements

Future minimum lease payments due under operating leases as of June 30, 2021 are as follows:

(in thousands)	Operating Leases
2021	$365
2022	675
2023	652
2024	559
2025 and thereafter	—
Total	$2,251

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

The Company agreed to pay Lilly up to an aggregate of $6.0 million in pre-specified development milestones for the first covered product in mainland China, and up to an aggregate of $50.0 million in pre-specified development milestones for the first covered product in ex-mainland China. The Company also agreed to pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to low teens on net sales ranging from the low hundreds of millions of dollars to the low billions of dollars. The Lilly FXR 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of June 30, 2021, the Company has not paid any amounts under the agreement and no milestones have been achieved. The Company has not recorded any research and development expense during the three and six months ended June 30, 2021 and 2020 related to this agreement.

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

The Company paid Lilly a non-refundable, non-creditable upfront payment of $4.0 million, which was recorded as research and development expense in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2018. In addition, pursuant to the terms of the Lilly VAP-1 2018 License Agreement, the Company agreed to pay Lilly up to an aggregate of $74.0 million in pre-specified development milestones for the first covered product, and up to an aggregate of $30.0 million in pre-specified development milestones for the second indication of a covered product. The Company must also pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to mid-teens on net sales ranging from the high tens of millions of dollars to the low billions of dollars. The Lilly VAP-1 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of June 30, 2021, the Company has paid $4.0 million to Lilly. No development milestones have been met as of June 30, 2021. The Company has not recorded any research and development expense during the three and six months ended June 30, 2021 and 2020 related to this agreement.

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

The Company paid Vintagence a non-refundable, non-creditable upfront payment of $0.7 million, which was recorded as research and development expense in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2019. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of June 30, 2021, the Company has paid $2.2 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s IND filing for TERN-501 in December 2020. The Company has not recognized any research and development expense during the three and six months ended June 30, 2021 and 2020, respectively, related to this agreement.

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

Hansoh is required to pay the Company a refundable, non-creditable upfront payment of $1.0 million, provided that in the event Hansoh elects to not exercise the option, the Company shall refund the amount of the upfront payment within six months from the expiration or termination of the option period. If the Company does not pay the refund amount within six months, the refund amount will be regarded as a debt owed by the Company to Hansoh, secured against the number of common shares as is equal to the refund amount divided by the share price of such shares issued by the Company in the latest equity financing round before the refund amount is due. Interest on the refund amount is at a rate equal to 5% per annum over the then-current applicable federal rate, compounded annually and will continue to accrue until paid. Interest shall be computed on the basis of a year of 365 days for the actual number of days elapsed. The entire amount of accrued but unpaid interest and all outstanding principal shall be due and payable on or before the close of business on the fifth anniversary of the last day of the refund period. The Company received an upfront payment of $0.8 million during the year ended December 31, 2020, which is recognized as a refund liability on the balance sheet. The upfront payment is included in the Company’s condensed consolidated balance sheet as of June 30, 2021 and is presented within accrued expenses and other current liabilities. The upfront payment and future payments are all constrained as of June 30, 2021.

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

Our most advanced program is TERN-101, a liver-distributed, non-bile acid Farnesoid X Receptor, or FXR, agonist that has demonstrated sustained liver FXR activation, as well as a favorable tolerability profile across multiple clinical trials. In June 2021, we announced positive top-line data from our Phase 2a LIFT Study of TERN-101 in NASH patients. In the LIFT Study, TERN-101 was generally well tolerated with a similar incidence of adverse events (AEs) across treatment groups. There were no treatment-related serious adverse events, and no patient discontinued TERN-101 due to any adverse event including pruritus. Multiple secondary and exploratory endpoints were also evaluated, including percent change from baseline in ALT levels and plasma pharmacokinetics of TERN-101, changes in liver fibro-inflammation measured by MRI corrected T1 (cT1), liver fat content by MRI proton density fat fraction (MRI-PDFF), pharmacodynamic parameters, and serum NASH biomarkers. We believe TERN-101 is the first FXR agonist product candidate to show significant improvements in cT1, an imaging marker of liver inflammation and fibrosis linked to clinical outcomes, in a 12-week placebo-controlled clinical trial. In light of the positive results, we plan to initiate a Phase 2a trial of TERN-101 in combination with TERN-501 in NASH patients in the first half of 2022.

Our second clinical stage program, TERN-201, is a highly selective inhibitor of Vascular Adhesion Protein-1, or VAP-1. We initiated our Phase 1b AVIATION Trial of TERN-201 in NASH in June 2021, and we expect top-line data in the first half of 2022. We are also evaluating the potential to co-administer TERN-201 in combination with a metabolically active NASH treatment. Our third clinical stage program is TERN-501, a Thyroid Hormone Receptor beta, or THR-β, agonist with high metabolic stability, enhanced liver distribution and greater selectivity for THR-β compared to other THR-β agonists in development. In January 2021, the FDA cleared our investigational new drug application, or IND, for TERN-501. In March 2021, we announced the initiation of our Phase 1 first-in-human clinical trial of TERN-501, and we expect top-line data in the fourth quarter of 2021.

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

The coronavirus disease 2019, or COVID-19, pandemic is rapidly evolving. The COVID-19 pandemic continues to impact countries worldwide, including the United States and China where we have business operations. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations, or CROs, third-party manufacturers and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and with our employees working remotely. We will continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities in the United States and China, or that we determine are in the best interest of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Results of operations

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Results of Operations
Operating expenses:
Research and development	$5,961	$7,611	$(1,650)	$14,696	$14,855	$(159)
General and administrative	4,857	2,486	2,371	9,418	4,665	4,753
Total operating expenses	10,818	10,097	721	24,114	19,520	4,594
Loss from operations	(10,818)	(10,097)	(721)	(24,114)	(19,520)	(4,594)
Other income:
Interest income	55	2	53	66	52	14
Other income, net	39	250	(211)	26	417	(391)
Total other income, net	94	252	(158)	92	469	(377)
Loss before income tax expense	(10,724)	(9,845)	(879)	(24,022)	(19,051)	(4,971)
Income tax expense	(14)	—	(14)	(53)	—	(53)
Net loss	$(10,738)	$(9,845)	$(893)	$(24,075)	$(19,051)	$(5,024)

Revenue

To date, we have not generated, and do not expect to generate, any revenue from the sale of products for the foreseeable future.

Research and development expenses

Our research and development expenses are related primarily to discovery efforts and preclinical and clinical development of our single-agent and combination therapy candidates.

The decrease in research and development expenses for the three months ended June 30, 2021, compared to the same period in 2020, was primarily due to a $2.3 million decrease related to our clinical programs partially offset by $0.4 million increase in employee-related expenses as higher headcount increased salaries, benefits, and stock-based compensation-related charges, and a $0.3 million increase due to higher allocated facility-related and depreciation expenses to research and development expenses.

The decrease in research and development expenses for the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to a $1.3 million decrease related to our clinical programs partially offset by a $0.6 million increase in employee-related expenses as higher headcount increased salaries, benefits, and stock-based compensation-related charges, and a $0.5 million increase due to higher allocated facility-related and depreciation expenses to research and development expenses.

General and administrative expenses

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, finance, accounting, business development, legal, human resource and other administrative functions.

The increase in general and administrative expenses for the three months ended June 30, 2021, compared to the same period in 2020, was primarily due to a $1.9 million increase in employee-related expenses as higher headcount increased salaries, benefits, and stock-based compensation-related charges and a $0.8 million increase in insurance, legal, IT and other professional services consulting. These increases were partially offset by a $0.3 million decrease due to higher allocated facility-related and depreciation expenses to research and development expenses.

The increase in general and administrative expenses for the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to a $3.3 million increase in employee-related expenses as higher headcount increased salaries, benefits, and stock-based compensation-related charges and a $2.0 million increase in insurance, legal, IT and other professional services consulting. These increases were partially offset by a $0.5 million decrease due to higher allocated facility-related and depreciation expenses to research and development expenses.

Interest income

Interest income primarily consists of interest income on our marketable securities.

Interest income for the three months ended June 30, 2021 was $0.1 million, compared to less than $0.1 million for the same period in 2020.

Interest income for the six months ended June 30, 2021 was $0.1 million, compared to less than $0.1 million for the same period in 2020.

Other income, net

Other income, net for the three months ended June 30, 2021 was less than $0.1 million of income, compared to $0.3 million of income for the same period in 2020.

Other income, net for the six months ended June 30, 2021 was less than $0.1 million of income, compared to $0.4 million of income for the same period in 2020.

Income tax expense

Income tax expense for the three months ended June 30, 2021 was less than $0.1 million, compared to no expense for the same period in 2020.

Income tax expense for the six months ended June 30, 2021 was $0.1 million, compared to no expense for the same period in 2020.

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

Since our inception, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. As of June 30, 2021, we had an accumulated deficit of $156.0 million, a net loss of $24.1 million, negative cash flows from operations of $23.1 million, and cash, cash equivalents and marketable securities of $185.1 million.

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

Future funding requirements

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our single-agent and combination therapy candidates. We expect that our research and development and general and administrative costs will increase in connection with conducting additional preclinical studies and clinical trials for our current and future research programs and single-agent and combination therapy candidates, contracting with CROs and contract manufacturing organizations, or CMOs, to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

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

Cash flows

Operating activities

Net cash used in operating activities during the six months ended June 30, 2021 was $23.1 million and consisted primarily of our net loss of $24.1 million as well as a $3.2 million decrease from changes in operating assets and liabilities. This was partially offset by non-cash expenses of $3.7 million of stock-based compensation, $0.3 million of depreciation and $0.2 million of net amortization on marketable securities.

Net cash used in operating activities during the six months ended June 30, 2020 was $16.1 million and consisted primarily of our net loss of $19.1 million. This was partially offset by non-cash adjustments from $0.4 million of stock-based compensation, $0.1 million change in deferred taxes and uncertain tax positions, and $0.2 million of depreciation expense, as well as a $2.2 million increase from changes in operating assets and liabilities.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2021 was $117.7 million and consisted primarily of a $137.6 million purchase of investments. This was partially offset by proceeds from the sale and maturity of investments of $19.9 million.

Net cash provided by investing activities during the six months ended June 30, 2020 was $6.7 million and consisted primarily of $8.0 million in proceeds from the sale and maturity of investments. This was partially offset by $0.7 million in purchases of investments and $0.5 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $133.6 million and consisted primarily of $136.4 million in proceeds from the issuance of common stock upon closing of the IPO in February 2021 and $0.1 million of proceeds from stock option exercises, partially offset by $2.7 million in payments of deferred offering costs and a $0.2 million net payment on loans payable.

Net cash provided by financing activities during the six months ended June 30, 2020 was $16.8 million consisted primarily of $16.9 million from proceeds from the issuance of loans payable.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2021, management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended June 30, 2021 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

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

TERNS PHARMACEUTICALS, INC.

Date: August 16, 2021	By:	/s/ Senthil Sundaram
Senthil Sundaram
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Mark Vignola
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)