Form 10-Q
period 2021-09-30
Terns Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 25,267,271 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$64,751	$74,854
Marketable securities	112,445	—
Notes receivable	—	12,718
Deferred offering costs	—	2,137
Prepaid expenses and other current assets	1,598	1,160
Total current assets	178,794	90,869
Property and equipment, net	927	1,175
Other assets	169	246
Total assets	$179,890	$92,290
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,582	$935
Accrued expenses and other current liabilities	5,311	9,006
Loans payable	—	12,880
Total current liabilities	6,893	22,821
Deferred rent, net of current portion	176	220
Taxes payable, non-current	665	657
Total liabilities	7,734	23,698
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 10,000,000 and 188,029,084 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding as of September 30, 2021; 12,958,452 shares issued and outstanding as of December 31, 2020	—	186,033
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 150,000,000 and 299,700,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 25,264,845 and 337,508 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	—
Additional paid-in capital	340,145	14,598
Accumulated other comprehensive loss	(167)	(124)
Accumulated deficit	(167,825)	(131,915)
Total stockholders’ equity (deficit)	172,156	(117,441)
Total liabilities, convertible preferred stock and stockholders’ equity	$179,890	$92,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$7,153	$5,404	$21,849	$20,259
General and administrative	4,715	3,333	14,133	7,998
Total operating expenses	11,868	8,737	35,982	28,257
Loss from operations	(11,868)	(8,737)	(35,982)	(28,257)
Other income (expense):
Interest income	49	1	115	53
Change in fair value of loans payable	—	(2,366)	—	(2,366)
Other income (expense), net	4	(387)	30	30
Total other income (expense), net	53	(2,752)	145	(2,283)
Loss before income tax expense	(11,815)	(11,489)	(35,837)	(30,540)
Income tax expense	(20)	(102)	(73)	(102)
Net loss	(11,835)	(11,591)	(35,910)	(30,642)
Net loss attributable to non-controlling interest	—	(156)	—	(518)
Net loss attributable to common stockholders	$(11,835)	$(11,435)	$(35,910)	$(30,124)

Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(37.82)	$(1.64)	$(111.38)
Weighted average common stock outstanding, basic and diluted	25,148,336	302,336	21,842,706	270,463

Other comprehensive loss:
Net loss	$(11,835)	$(11,591)	$(35,910)	$(30,642)
Unrealized gain (loss) on available-for-sale securities, net of tax	2	—	(5)	—
Foreign exchange translation adjustment, net of tax	5	356	(38)	196
Comprehensive loss	(11,828)	(11,235)	(35,953)	(30,446)
Less: Comprehensive loss attributable to non-controlling interest	—	(128)	—	(490)
Comprehensive loss attributable to common stockholders	$(11,828)	$(11,107)	$(35,953)	$(29,956)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Noncontrolling Interest, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited; in thousands, except share data)

Three and Nine Months Ended September 30, 2021
	Non- Controlling	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2020	$—	2,857,142	$30,000	2,600,645	$68,995	7,500,665	$87,038	337,508	$—	$14,598	$(124)	$(131,915)	$(117,441)
Conversion of preferred stock to common stock upon closing of the initial public offering	—	(2,857,142)	(30,000)	(2,600,645)	(68,995)	(7,500,665)	(87,038)	16,079,230	2	186,031	—	—	186,033
Sale of common stock in initial public offering, net of issuance costs of $3,339	—	—	—	—	—	—	—	8,625,000	1	133,022	—	—	133,023
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,832	—	—	1,832
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(43)	—	(43)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,337)	(13,337)
Balances at March 31, 2021	$—	—	$—	—	$—	—	$—	25,041,738	$3	$335,483	$(232)	$(145,252)	$190,002
Exercise of stock options	—	—	—	—	—	—	—	17,446	—	101	—	—	101
Vesting of restricted stock	—	—	—	—	—	—	—	71,429	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,909	—	—	1,909
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	36	—	36
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,738)	(10,738)
Balances at June 30, 2021	$—	—	$—	—	$—	—	$—	25,130,613	$3	$337,493	$(174)	$(155,990)	$181,332
Exercise of stock options	—	—	—	—	—	—	—	134,232	—	797	—	—	797
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,855	—	—	1,855
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	2	—	2
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,835)	(11,835)
Balances at September 30, 2021	$—	—	$—	—	$—	—	$—	25,264,845	$3	$340,145	$(167)	$(167,825)	$172,156

Three and Nine Months Ended September 30, 2020
	Non- Controlling	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balances at December 31, 2019	$14,117	2,089,285	$21,938	2,384,195	$73,029	—	$—	215,890	$—	$1,208	$(106)	$(91,862)	$(90,760)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	202	—	—	202
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(176)	—	(176)
Net loss	(205)	—	—	—	—	—	—	—	—	—	—	(9,001)	(9,001)
Balances at March 31, 2020	$13,912	2,089,285	$21,938	2,384,195	$73,029	—	$—	215,890	$—	$1,410	$(282)	$(100,863)	$(99,735)
Vesting of restricted stock	—	—	—	—	—	—	—	83,333	—	23	—	—	23
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	190	—	—	190
Capital discount on issuance of loans payable	—	—	—	—	—	—	—	—	—	(87)	—	—	(87)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	16	—	16
Net loss	(157)	—	—	—	—	—	—	—	—	—	—	(9,688)	(9,688)
Balances at June 30, 2020	$13,755	2,089,285	$21,938	2,384,195	$73,029	—	$—	299,223	$—	$1,536	$(266)	$(110,551)	$(109,281)
Exercise of stock options	—	—	—	—	—	—	—	9,933	—	32	—	—	32
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	513	—	—	513
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	356	—	356
Net loss	(156)	—	—	—	—	—	—	—	—	—	—	(11,435)	(11,435)
Balances at September 30, 2020	$13,599	2,089,285	$21,938	2,384,195	$73,029	—	$—	309,156	$—	$2,081	$90	$(121,986)	$(119,815)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,910)	$(30,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,596	905
Depreciation and amortization expense	398	288
Amortization on marketable securities, net	685	37
Change in fair value of convertible notes	—	2,366
Change in deferred taxes and uncertain tax positions	45	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(391)	966
Other assets	(7)	—
Accounts payable	1,221	(1,176)
Accrued expenses and other current liabilities	(2,751)	4,857
Deferred rent	(44)	(23)
Net cash used in operating activities	(31,158)	(22,422)
Cash flows from investing activities:
Purchase of property and equipment	(140)	(537)
Purchase of investments	(146,576)	(715)
Proceeds from sales and maturities of investments	33,441	7,992
Net cash (used in) provided by investing activities	(113,275)	6,740
Cash flows from financing activities:
Net proceeds from initial public offering	136,362	—
Proceeds from notes receivable	12,718	—
Payment of loans payable	(12,880)	—
Payment of deferred offering costs	(2,721)	(33)
Proceeds from stock option exercises	898	32
Proceeds from issuance of loans payable	—	16,876
Net cash provided by financing activities	134,377	16,875
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(47)	236
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,103)	1,429
Cash, cash equivalents and restricted cash at beginning of period	74,854	12,375
Cash, cash equivalents and restricted cash at end of period	$64,751	$13,804
Supplemental disclosure of noncash investing and financing activities:
Conversion of preferred stock to common stock upon closing of the initial public offering	$186,033	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Terns Pharmaceuticals, Inc. (Terns) is a clinical-stage biopharmaceutical company developing a portfolio of small-molecule single-agent and combination therapy candidates to address serious diseases such as non-alcoholic steatohepatitis (NASH).

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

In February 2021, the Company’s amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware became effective in connection with the closing of the IPO. Under the amended and restated certificate of incorporation, the Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic is rapidly evolving. The COVID-19 virus and new variants that emerge continue to impact countries worldwide, including the United States and China where the Company has business operations. The extent of the impact of the COVID-19 pandemic on business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on the Company’s development activities, planned clinical trial enrollment, future trial sites, contract research organizations (CROs), third-party manufacturers and other third parties with whom the Company conducts business, as well as its impact on regulatory authorities and the Company’s key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, the Company is conducting business as usual, with necessary or advisable modifications to employee travel and to the on-site and in-person activities of the Company's personnel. The Company will continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter the Company’s operations, including those that may be required by federal, state or local authorities in the United States and China, or that the Company determines are in the best interest of its employees and other third parties with whom the Company conducts business. At this point, the extent to which the COVID-19 pandemic may affect the Company’s business, operations and development timelines and plans, including the resulting impact on expenditures and capital needs, remains uncertain.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2021, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the unaudited condensed consolidated statements of noncontrolling interest, convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the related disclosures are unaudited. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020, as filed with the SEC on March 30, 2021. There have been no significant changes to the Company's significant accounting policies described in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2020.

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

The fair value and amortized cost of marketable securities by major security type as of September 30, 2021 is as follows:

	September 30, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$39,213	$—	$—	$39,213
U.S. government securities	21,123	5	(8)	21,120
Non-U.S. government securities	11,203	—	(1)	11,202
Corporate debt securities	44,161	10	(11)	44,160
Commercial paper	35,963	—	—	35,963
Total	$151,663	$15	$(20)	$151,658

Classified as:
Cash equivalents				$39,213
Marketable securities				112,445
Total				$151,658

The Company did not have any marketable securities for the year ended December 31, 2020.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	September 30,
(in thousands)	2021	2020
Cash and cash equivalents	$64,751	$13,756
Restricted cash, non-current	—	48
Total cash, cash equivalents and restricted cash	$64,751	$13,804

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

The Company recognizes a noncontrolling interest related to VIEs in which the Company is the primary beneficiary as equity in the condensed consolidated financial statements separate from the parent entity’s equity. The net loss attributable to noncontrolling interest is included in net loss in the condensed consolidated statements of operations and comprehensive loss. Changes in the parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	September 30, 2021	December 31, 2020
Research and development costs	$1,907	$2,800
Refundable contract liability	836	836
Compensation and benefit costs	1,393	1,492
Accrued professional fees	1,092	2,185
Accrued development milestone	—	1,531
Other	83	162
Total accrued expenses and other current liabilities	$5,311	$9,006

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

Common Stock Valuation

Due to the absence of an active market for the Company’s common stock prior to the completion of the IPO in February 2021, the Company utilized methodologies to estimate the fair value of its common stock. In determining the fair value of options granted prior to the IPO, the Company has considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock prior to the IPO was determined at each grant date based upon a variety of factors, including:

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

The Company’s convertible preferred stock outstanding prior to the IPO contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such securities. In periods in which the Company reports a net loss, diluted net loss per share of common stock is the same as basic net loss per share of common stock, since dilutive shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and nine months ended September 30, 2021 and 2020.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. For non-public entities, ASU 2016-02 is effective for annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2021, and early adoption is permitted. Under the JOBS Act, emerging growth companies have extended transition periods available for complying with new or revised accounting standards. The Company has elected to use this exemption to delay adopting ASU 2016-02. The Company is in the process of completing its review of its existing lease agreements under Topic 842 and does not expect the adoption of ASU 2016-02 to have a material impact on its financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For non-public entities, ASU 2016-13 is effective for annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2022. Under the JOBS Act, emerging growth companies have extended transition periods available for complying with new or revised accounting standards. The Company has elected to use this exemption to delay adopting ASU 2016-13. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$25,538	$—	$—	$25,538
Money market funds	39,213	—	—	39,213
Total cash and cash equivalents	$64,751	$—	$—	$64,751
Marketable securities
U.S. government securities	$—	$21,120	$—	$21,120
Non-U.S. government securities	—	11,202	—	11,202
Corporate debt securities	—	44,160	—	44,160
Commercial paper	—	35,963	—	35,963
Total marketable securities	$—	$112,445	$—	$112,445

	Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$74,854	$—	$—	$74,854
Total	$74,854	$—	$—	$74,854
Liabilities:
Loans payable	$—	$—	$12,880	$12,880
Total	$—	$—	$12,880	$12,880

The aggregate fair value of marketable securities as of September 30, 2021, by contractual maturity, are as follows:

(in thousands)	Fair Value
Due in one year or less	$77,555
Due after one year through two years	34,890
Total marketable securities	$112,445

During the nine months ended September 30, 2021, there were no transfers between Level 1, Level 2 and Level 3.

3. Loans Payable

The following table provides the loans payable reported at fair value and measured on a recurring basis:

(in thousands)	Loans Payable
Balance at December 31, 2019	$—
Issuance of 2020 Notes and Bridge Loan	16,800
Issuance of repurchase payable for the Lilly Asia Ventures option exercise	10,771
Issuance of loans payable for conversion settlement of the Bridge Loan	2,109
Conversion of 2020 convertible promissory notes to Series C convertible preferred stock	(17,690)
Conversion of Bridge Loan to Series C convertible preferred stock	(2,163)
Change in fair value of loans payable and other adjustments	3,053
Balance at December 31, 2020	$12,880

As of September 30, 2021, there was no loans payable balance.

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

During 2020, the Company used the PWERM method to value the loans payable. This approach involved the estimation of future potential outcomes for the Company, as well as values and probabilities associated with each respective potential outcome. The Company considered two scenarios (i) a 60% probability of an IPO in the near-term and (ii) a 40% probability of the Company remaining private for 1.75 years following the date of the valuation. The Company considered these two scenarios to calculate the (i) future value of the loans payable under each scenario and (ii) the present value of the loans payable under each scenario. The value of the Company’s equity used to determine the appropriate allocation of value to the stockholders was calculated using different methodologies for each scenario. For the first scenario, the value of the Company’s equity was estimated based on the Company’s estimates, as well as recent IPO indications of comparable companies. For the second scenario, the value of the Company’s equity was estimated using the income approach, which focuses on the income-producing capability of a business and estimates value based on the expectation of future cash flows, which are then discounted to the present using a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Under each scenario, the rights and preferences of each share class were considered in order to determine the appropriate allocation of value to the common and preferred stockholders, as well as the loans payable. The value per share of common and preferred stock, as well as the loans payable, under each scenario was multiplied by a present value factor, calculated based on the Company’s cost of equity and the expected timing of each scenario. After taking into consideration the PWERM of each scenario, the Company arrived at the fair value of the loans payable.

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

In connection with the IPO, all the outstanding shares of convertible preferred stock converted into common stock and the Company does not have any shares of preferred stock outstanding as of September 30, 2021.

5. Common Stock and Stock-Based Compensation

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	September 30, 2021	December 31, 2020
Conversion of outstanding shares of convertible preferred stock	—	16,079,230
Options outstanding under incentive award plans	3,556,043	2,466,670
Shares available for future grant under incentive award plans	1,164,490	17,556
Shares available for future grant under employee stock purchase plans	240,000	—
Total shares reserved	4,960,533	18,563,456

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through September 30, 2021, no cash dividends have been declared or paid by the Company.

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

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. As of September 30, 2021, 1,164,490 shares of the Company’s common stock were available for future grants under the 2021 Plan.

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

Stock Options

The following table summarizes the stock option activity for all stock plans during the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	2,466,670	$8.03	9.61	$21,678
Granted	1,383,480	11.92
Exercised	(151,678)	5.92		831
Forfeited	(142,429)	7.25
Outstanding as of September 30, 2021	3,556,043	$9.75	9.32	$4,501
Exercisable, September 30, 2021	1,864,855	$8.32	8.94	$3,923
Vested and expected to vest, September 30, 2021	3,556,043	$9.75	9.32	$4,501

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of September 30, 2021, there was $31.0 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 3.22 years.

The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Nine Months Ended September 30,
	2021	2020
Expected option life	6.03	6.02
Expected volatility	76.59%	61.96%
Risk-free interest rate	1.12%	0.43%
Expected dividend yield	—%	—%
Fair value of underlying common stock	$11.92	$20.72
Fair value of option	$7.87	$16.14

Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Restricted Stock

The following table summarizes the stock award activity for all stock plans during the nine months ended September 30, 2021:

	Number of Shares	Grant-Date Fair Value
Unvested restricted common stock as of December 31, 2020	83,334	$1.96
Vested	(71,429)	1.96
Forfeited	(11,905)	1.96
Unvested restricted common stock as of September 30, 2021	—	$—

As of September 30, 2021, there was no unrecognized stock-based compensation expense related to restricted stock granted by the Company.

Stock-Based Compensation Expense

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development expense	$401	$84	$1,374	$228
General and administrative expense	1,454	429	4,222	677
Total stock-based compensation expense	$1,855	$513	$5,596	$905

6. Income Tax

The Company recorded income tax expense for the three months ended September 30, 2021 of less than $0.1 million and of $0.1 million for the three months ended September 30, 2020. The expenses are primarily related to foreign income tax expenses from China.

The Company recorded income tax expense for the nine months ended September 30, 2021 of $0.1 million and of $0.1 million for the nine months ended September 30, 2020. The expenses are primarily related to foreign income tax expenses from China.

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 30, 2021 and 2020, the total amount of gross interest accrued and penalties was nominal.

7. Net Loss Per Share of Common Stock

Basic and diluted net loss per share of common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(11,835)	$(11,591)	$(35,910)	$(30,642)
Net loss attributable to noncontrolling interest	—	(156)	—	(518)
Net loss attributable to common stockholders	$(11,835)	$(11,435)	$(35,910)	$(30,124)
Denominator:
Weighted average common stock outstanding, basic and diluted	25,148,336	302,336	21,842,706	270,463
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(37.82)	$(1.64)	$(111.38)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2021	2020
Options to purchase common stock	3,556,043	940,034
Restricted common stock	—	83,334
Convertible preferred stock (as converted to common stock)	—	7,334,518
Options to purchase convertible preferred stock (as converted to common stock)	—	984,306
Total	3,556,043	9,342,192

8. Commitments and Contingencies

Lease Agreements

Future minimum lease payments due under operating leases as of September 30, 2021 are as follows:

(in thousands)	Operating Leases
2021	$175
2022	675
2023	652
2024	559
2025 and thereafter	—
Total	$2,061

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

The Company agreed to pay Lilly up to an aggregate of $6.0 million in pre-specified development milestones for the first covered product in mainland China, and up to an aggregate of $50.0 million in pre-specified development milestones for the first covered product in ex-mainland China. The Company also agreed to pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to low teens on net sales ranging from the low hundreds of millions of dollars to the low billions of dollars. The Lilly FXR 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of September 30, 2021, the Company has not paid any amounts under the agreement and no milestones have been achieved. The Company has not recorded any research and development expense during the three and nine months ended September 30, 2021 and 2020 related to this agreement.

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

The Company paid Lilly a non-refundable, non-creditable upfront payment of $4.0 million, which was recorded as research and development expense in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2018. In addition, pursuant to the terms of the Lilly VAP-1 2018 License Agreement, the Company agreed to pay Lilly up to an aggregate of $74.0 million in pre-specified development milestones for the first covered product, and up to an aggregate of $30.0 million in pre-specified development milestones for the second indication of a covered product. The Company must also pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to mid-teens on net sales ranging from the high tens of millions of dollars to the low billions of dollars. The Lilly VAP-1 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of September 30, 2021, the Company has paid $4.0 million to Lilly. No development milestones have been met as of September 30, 2021. The Company has not recorded any research and development expense during the three and nine months ended September 30, 2021 and 2020 related to this agreement.

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

The Company paid Vintagence a non-refundable, non-creditable upfront payment of $0.7 million, which was recorded as research and development expense in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2019. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of September 30, 2021, the Company has paid $2.2 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s IND filing for TERN-501 in December 2020. The Company has not recognized any research and development expense during the three and nine months ended September 30, 2021 and 2020, respectively, related to this agreement.

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

Hansoh is required to pay the Company a refundable, non-creditable upfront payment of $1.0 million, provided that in the event Hansoh elects to not exercise the option, the Company shall refund the amount of the upfront payment within six months from the expiration or termination of the option period. If the Company does not pay the refund amount within six months, the refund amount will be regarded as a debt owed by the Company to Hansoh, secured against the number of common shares as is equal to the refund amount divided by the share price of such shares issued by the Company in the latest equity financing round before the refund amount is due. Interest on the refund amount is at a rate equal to 5% per annum over the then-current applicable federal rate, compounded annually and will continue to accrue until paid. Interest shall be computed on the basis of a year of 365 days for the actual number of days elapsed. The entire amount of accrued but unpaid interest and all outstanding principal shall be due and payable on or before the close of business on the fifth anniversary of the last day of the refund period. The Company received an upfront payment of $0.8 million during the year ended December 31, 2020, which is recognized as a refund liability on the balance sheet. The upfront payment is included in the Company’s condensed consolidated balance sheet as of September 30, 2021 and is presented within accrued expenses and other current liabilities. The upfront payment and future payments are all constrained as of September 30, 2021.

In addition, pursuant to the Hansoh 2020 Option and License Agreement, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of September 30, 2021, no milestones have been met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 30, 2021. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31 each year.

Overview

We are a clinical-stage biopharmaceutical company developing a portfolio of small-molecule single-agent and combination therapy candidates to address serious diseases such as non-alcoholic steatohepatitis, or NASH. Our NASH programs are based on clinically-validated and complementary mechanisms of action to address the multiple hepatic disease processes of NASH in order to drive meaningful clinical benefits for patients. The mechanisms of action targeted by our current drug candidates are the same mechanisms of action targeted by other drug candidates that have achieved clinical proof-of-concept in NASH clinical trials and have demonstrated significant improvements on histological and non-invasive markers of the disease, though no drug has been approved for the treatment of NASH in the United States or Europe.

Our most advanced program is TERN-101, a liver-distributed, non-bile acid Farnesoid X Receptor, or FXR, agonist that has demonstrated sustained liver FXR activation, as well as a favorable tolerability profile across multiple clinical trials. In June 2021, we announced positive top-line data from our Phase 2a LIFT Study of TERN-101 in NASH patients. In the LIFT Study, TERN-101 was generally well tolerated with a similar incidence of adverse events (AEs) across treatment groups. There were no treatment-related serious adverse events, and no patient discontinued TERN-101 due to any adverse event including pruritus. Multiple secondary and exploratory endpoints were also evaluated, including percent change from baseline in alanine aminotransferase (ALT) levels and plasma pharmacokinetics of TERN-101, changes in liver fibro-inflammation measured by MRI corrected T1 (cT1), liver fat content by MRI proton density fat fraction (MRI-PDFF), pharmacodynamic parameters, and serum NASH biomarkers. We believe TERN-101 is the first FXR agonist product candidate to show significant improvements in cT1, an imaging marker of liver inflammation and fibrosis linked to clinical outcomes, in a 12-week placebo-controlled clinical trial. In light of the positive results, we plan to initiate a Phase 2a clinical trial in NASH patients including both monotherapy and combination arms of TERN-101 and TERN-501 in NASH in the first half of 2022.

Our second clinical stage program, TERN-201, is a highly selective inhibitor of Vascular Adhesion Protein-1, or VAP-1. We initiated our Phase 1b AVIATION Trial of TERN-201 in NASH in June 2021. We completed enrollment of Part 1 of the trial in September 2021, and we expect to announce top-line data in the first quarter of 2022. We are also evaluating the potential to co-administer TERN-201 in combination with a metabolically active NASH treatment.

Our third clinical stage program is TERN-501, a Thyroid Hormone Receptor beta, or THR-β, agonist with high metabolic stability, enhanced liver distribution and greater selectivity for THR-β compared to other THR-β agonists in development. In November 2021, we announced positive top-line data from a Phase 1 clinical trial of TERN-501 in healthy volunteers with mildly elevated low-density lipoprotein, or LDL, cholesterol. This Phase 1 trial included single ascending dose (SAD), multiple ascending dose (MAD) and drug-drug interaction (DDI) cohorts evaluating the safety, tolerability, pharmacodynamics and pharmacokinetics of TERN-501. In the SAD and MAD cohorts, single and multiple doses of TERN-501 were generally safe and well-tolerated with a similar incidence of AEs across all TERN-501 treatment groups and placebo. All AEs were mild to moderate with no apparent dose relationship, with no treatment-emergent serious AEs and no discontinuations of study or study drug due to any AE. There were no cardiac safety signals, no incidence of diarrhea and no differences between TERN-501 groups and placebo in change from baseline in heart rate, blood pressure or other vital signs. Thyroid function test results were consistent with THR-β agonists currently in clinical development, and there were no findings of clinical hyper- or hypo-thyroidism. There were no differences between placebo and any TERN-501 dose group in liver function abnormalities or mean change from baseline in liver transaminases at Day 15 in the MAD cohorts. TERN-501 demonstrated a predictable pharmacokinetic profile with low variability: study drug plasma exposures were linear and approximately dose-proportional with no overlap between dose strengths. Significant effects on sex hormone binding globulin, or SHBG, a key pharmacodynamic marker of THR-β engagement linked to NASH histologic efficacy, were observed following treatment with TERN-501. The SHBG increases observed with 14 days of TERN-501 treatment were significant, dose dependent and have been associated with robust reductions in magnetic resonance imaging proton density fat fraction, or MRI-PDFF, and NAFLD Activity Score in a precedent late-stage clinical NASH trial. The overall pharmacokinetic profile from this trial indicates that TERN-501 is well-suited for co-formulation with other small molecule NASH agents as an oral, once-daily fixed dose combination. In the DDI cohort, the combination of TERN-101 and TERN-501 was well tolerated. Preliminary pharmacokinetic results support the co-administration of TERN-101 and TERN-501 in

NASH patients, with no apparent need for dose adjustment. We plan to initiate a Phase 2a clinical trial in NASH patients including both monotherapy and combination arms of TERN-101 and TERN-501 in the first half of 2022.

We are also developing an oral small-molecule glucagon-like peptide-1, or GLP-1R, agonist for the treatment of NASH. Synthetic GLP-1 peptides have been approved for indication such as diabetes and obesity, which are conditions that often accompany NASH. We anticipate designating a development candidate for our GLP-1R program as TERN-601 in the fourth quarter of 2021.

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

The coronavirus disease 2019, or COVID-19, pandemic is rapidly evolving. The COVID-19 pandemic continues to impact countries worldwide, including the United States and China where we have business operations. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on future developments, including the duration and spread of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations, or CROs, third-party manufacturers and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and will depend on future developments, including the duration and/or severity of the outbreak, the impact of any resurgences and new variants that emerge, actions by the government authorities to contain the spread of the virus, the availability, adoption and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and to the on-site and in-person activities of our personnel. We will continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities in the United States and China, or that we determine are in the best interest of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Results of operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Results of Operations
Operating expenses:
Research and development	$7,153	$5,404	$1,749	$21,849	$20,259	$1,590
General and administrative	4,715	3,333	1,382	14,133	7,998	6,135
Total operating expenses	11,868	8,737	3,131	35,982	28,257	7,725
Loss from operations	(11,868)	(8,737)	(3,131)	(35,982)	(28,257)	(7,725)
Other income (expense):
Interest income	49	1	48	115	53	62
Change in fair value of loans payable	—	(2,366)	2,366	—	(2,366)	2,366
Other income (expense), net	4	(387)	391	30	30	—
Total other income (expense), net	53	(2,752)	2,805	145	(2,283)	2,428
Loss before income tax expense	(11,815)	(11,489)	(326)	(35,837)	(30,540)	(5,297)
Income tax expense	(20)	(102)	82	(73)	(102)	29
Net loss	$(11,835)	$(11,591)	$(244)	$(35,910)	$(30,642)	$(5,268)

Revenue

To date, we have not generated, and do not expect to generate, any revenue from the sale of products for the foreseeable future.

Research and development expenses

Our research and development expenses are related primarily to discovery efforts and preclinical and clinical development of our single-agent and combination therapy candidates.

The increase in research and development expenses for the three months ended September 30, 2021, compared to the same period in 2020, was primarily due to a $0.8 million increase in employee-related expenses as higher headcount increased salaries, benefits, and stock-based compensation-related charges, a $0.5 million increase related to clinical program expenses, and a $0.4 million increase due to higher allocation of facility-related and depreciation expenses to research and development expenses.

The increase in research and development expenses for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to a $1.4 million increase in employee-related expenses as higher headcount increased salaries, benefits, and stock-based compensation-related charges and a $1.0 million increase due to higher allocation of facility-related and depreciation expenses to research and development expenses, partially offset by a $0.8 million decrease related to clinical program expenses.

General and administrative expenses

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, finance, accounting, business development, legal, human resource and other administrative functions.

The increase in general and administrative expenses for the three months ended September 30, 2021, compared to the same period in 2020, was primarily due to a $1.2 million increase in employee-related expenses as higher headcount increased salaries, benefits, and stock-based compensation-related charges and a $0.6 million increase in insurance, legal, IT and other professional services consulting. These increases were partially offset by a $0.4 million decrease due to higher allocation of facility-related and depreciation expenses to research and development expenses.

The increase in general and administrative expenses for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to a $4.5 million increase in employee-related expenses as higher headcount increased salaries, benefits, and stock-based compensation-related charges and a $2.6 million increase in insurance, legal, IT and other professional services consulting. These increases were partially offset by a $1.0 million decrease due to higher allocation of facility-related and depreciation expenses to research and development expenses.

Interest income

Interest income primarily consists of interest income on our marketable securities.

Interest income for the three months ended September 30, 2021 was less than $0.1 million, compared to less than $0.1 million for the same period in 2020.

Interest income for the nine months ended September 30, 2021 was $0.1 million, compared to $0.1 million for the same period in 2020.

Change in fair value of loans payable

The change in fair value of loans payable for the nine months ended September 30, 2020 was a charge of $2.4 million. The change in the fair value of loans payable was due to the difference in fair value for our convertible loans payable between May 2020, when they were issued, and September 2020. Our U.S. convertible promissory notes and Chinese convertible bridge loan were converted into the underlying securities of our company in December 2020.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2021 was less than $0.1 million of income, compared to $0.4 million of expense for the same period in 2020.

Other income (expense), net for the nine months ended September 30, 2021 was less than $0.1 million of income, compared to less than $0.1 million of income for the same period in 2020.

Income tax expense

Income tax expense for the three months ended September 30, 2021 was less than $0.1 million, compared to $0.1 million of expense for the same period in 2020.

Income tax expense for the nine months ended September 30, 2021 was $0.1 million, compared to $0.1 million of expense for the same period in 2020.

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

Sources of liquidity

We have primarily funded our operations through proceeds from the sale of shares of our common stock in our IPO, convertible preferred stock and sale of our convertible promissory notes. We have devoted substantially all of our resources to research and development activities, organizing and staffing our company, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Since our inception, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. As of September 30, 2021, we had an accumulated deficit of $167.8 million, a net loss of $35.9 million, negative cash flows from operations of $31.2 million, and cash, cash equivalents and marketable securities of $177.2 million.

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

Cash flows

Operating activities

Net cash used in operating activities during the nine months ended September 30, 2021 was $31.2 million and consisted primarily of our net loss of $35.9 million as well as a $2.0 million decrease from changes in operating assets and liabilities. This was partially offset by non-cash adjustments of $5.6 million of stock-based compensation, $0.4 million of depreciation, and $0.7 million of net amortization on marketable securities.

Net cash used in operating activities during the nine months ended September 30, 2020 was $22.4 million and consisted primarily of our net loss of $30.6 million. This was partially offset by a $4.6 million increase from changes in operating assets and liabilities, as well as non-cash adjustments of $2.4 million from the change in fair value of convertible notes, $0.9 million of stock-based compensation, and $0.3 million of depreciation.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2021 was $113.3 million and consisted primarily of $146.6 million in purchases of investments and $0.1 million in purchases of property and equipment. This was partially offset by proceeds from the sale and maturity of investments of $33.4 million.

Net cash provided by investing activities during the nine months ended September 30, 2020 was $6.7 million and consisted primarily of $8.0 million in proceeds from the sale and maturity of investments. This was partially offset by $0.7 million in purchases of investments and $0.5 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $134.4 million and consisted primarily of $136.4 million in proceeds from the issuance of common stock upon closing of the IPO in February 2021 and $0.9 million of proceeds from stock option exercises. This was partially offset by $2.7 million in payments of deferred offering costs and a $0.2 million net payment on loans payable.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $16.9 million and consisted primarily of $16.9 million in proceeds from the issuance of loans payable.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2021, management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended September 30, 2021 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	2/9/2021	3.2

10.1#	Amended and Restated Non-employee Director Compensation Program.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

TERNS PHARMACEUTICALS, INC.

Date: November 15, 2021	By:	/s/ Senthil Sundaram
Senthil Sundaram
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Mark Vignola
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)