Form 10-K
period 2021-12-31
Terns Pharmaceuticals, Inc.
filed 2022-03-07
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The approximate aggregate market value of the Registrant's common stock held by non-affiliates based upon the last sale price of the common stock as reported on the Nasdaq Global Select Market as of June 30, 2021 was $225,321,170. Common stock held by our executive officers, directors and certain stockholders as of such date has been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2022 was 25,269,271.

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
•
our clinical and regulatory development plans;
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

ii

PART I

Item 1. Business.

Company Overview

We are a clinical-stage biopharmaceutical company developing a portfolio of small-molecule single-agent and combination therapy candidates to address serious diseases, such as non-alcoholic steatohepatitis (NASH) and obesity. Our approach is to develop drug candidates based on mechanisms of action that have achieved proof-of-concept in clinical trials. Our most advanced drug candidates are under development for the treatment of NASH using clinically-validated and complementary mechanisms of action to drive meaningful clinical benefits for patients. In our NASH programs, these mechanisms have demonstrated significant improvements on histological and non-invasive markers of the disease, though no drug has been approved for the treatment of NASH in the United States or Europe. In addition, by developing combination therapies, we are aiming to expand the reach of our single-agent drug candidates through improved response rates, better tolerability and improved compliance as compared to monotherapy regimens. We also have an oral small-molecule glucagon-like peptide-1 receptor (GLP-1R) agonist in pre-clinical development that may target metabolic diseases such as obesity as well as NASH. Beyond NASH, we plan to explore other indications with high unmet need using our pipeline drug candidates.

Our most advanced program is TERN-101, a liver-distributed, non-bile acid Farnesoid X Receptor (FXR) agonist that has demonstrated sustained liver FXR activation, as well as a favorable tolerability profile across multiple clinical trials. In June 2021, we announced positive top-line data from our Phase 2a LIFT Study of TERN-101 in NASH patients. In the LIFT Study, TERN-101 was generally well-tolerated with a similar incidence of adverse events (AEs) across treatment groups. There were no treatment-related serious adverse events, and no patient discontinued TERN-101 due to any adverse event, including pruritus, or itching. Multiple secondary and exploratory endpoints were also evaluated, including changes in liver fibro-inflammation measured by magnetic resonance imaging (MRI) corrected T1 (cT1), liver fat content by MRI proton density fat fraction (MRI-PDFF), pharmacodynamic parameters, and serum NASH biomarkers. We believe TERN-101 is the first FXR agonist product candidate to show significant improvements in cT1, an imaging marker of liver inflammation and fibrosis linked to clinical outcomes, in a 12-week placebo-controlled clinical trial. In light of the positive results, we plan to initiate a Phase 2a clinical trial in NASH patients including both monotherapy and combination arms of TERN-101 and TERN-501 in the first half of 2022 with top-line data expected in the second half of 2023.

Our second clinical stage program, TERN-201, is a highly selective inhibitor of Vascular Adhesion Protein-1 (VAP-1). We expect to announce top-line data from Part 1 of our Phase 1b AVIATION trial of TERN-201 in NASH patients in March 2022. We initiated Part 2 of our AVIATION trial in the first quarter of 2022 with top-line data expected in the second half of 2022. We are also evaluating the potential to co-administer TERN-201 in combination with a metabolically active NASH treatment.

Our third clinical stage program is TERN-501, a Thyroid Hormone Receptor beta (THR-β) agonist with high metabolic stability, enhanced liver distribution and greater selectivity for THR-β compared to other THR-β agonists in development. In November 2021, we announced positive top-line data from a Phase 1 clinical trial of TERN-501 in healthy volunteers with mildly elevated low-density lipoprotein (LDL) cholesterol. In the single ascending dose (SAD) and multiple ascending dose (MAD) cohorts, TERN-501 was generally well-tolerated with a similar incidence of AEs across all TERN-501 treatment groups and placebo. All AEs were mild to moderate with no apparent dose relationship, with no treatment-emergent serious AEs and no discontinuations of study or study drug due to any AE. Significant effects on sex hormone binding globulin (SHBG), a key pharmacodynamic marker of THR-β engagement linked to NASH histologic efficacy, were observed following treatment with TERN-501. The SHBG increases observed with 14 days of TERN-501 treatment were significant, dose dependent and have been associated with robust reductions in MRI-PDFF and NAFLD Activity Score in a precedent late-stage clinical NASH trial of another THR-β agonist. Preliminary pharmacokinetic results support the co-administration of TERN-101 and TERN-501 in NASH patients, with no apparent need for dose adjustment. We plan to initiate a Phase 2a clinical trial in NASH patients including both monotherapy and combination arms of TERN-101 and TERN-501 in the first half of 2022 with top-line data expected in the second half of 2023.

We are also developing an oral small-molecule GLP-1R agonist. Synthetic GLP-1 peptides have been approved for diabetes and obesity, which are conditions that often accompany NASH. We designated a development candidate for our GLP-1R program as TERN-601 in the fourth quarter of 2021. We plan to engage in IND-enabling activities for TERN-601 with the goal of initiating a first-in-human clinical trial in 2023.

NASH is a severe form of non-alcoholic fatty liver disease, or NAFLD, that affects up to 20 million people in the United States, and up to 5% of the global population, and for which there is currently no approved therapy in the United States or Europe. In a study published in Hepatology in 2018, lifetime costs of treating and managing NASH patients in the United States in 2017 were estimated to be over $220 billion, in the absence of approved therapies. NASH is a multifaceted disease that involves three distinct pathogenic hepatic disease processes: steatosis, inflammation and fibrosis. In addition to these three disease processes, NASH patients often exhibit elevated levels of glucose and atherogenic lipids, are overweight or obese and accumulate excessive lipotoxic fat. Severe progression of NASH can lead to cirrhosis, decompensated liver disease and increased risk for hepatic carcinoma and liver-related mortality.

Obesity is caused by weight gain resulting from an energy imbalance in the body driven by a greater consumption of calories than those expended. Declared a global epidemic by the World Health Organization over 20 years ago, obesity has continued to rise significantly around the world. According to the National Center for Health Statistics, a third of U.S. adults 20 years of age and older are obese. Obesity has been shown to increase the risks of many diseases and conditions, such as hypertension, dyslipidemia, type 2 diabetes, coronary heart disease, stroke, gallbladder disease, arthritis, sleep apnea and some cancers (endometrial, breast, and colon). According to a recent study, obesity was associated with an estimated $260 billion in annual healthcare expenditures in the United States. GLP-1 receptor agonists, which have been shown to address insulin resistance, a hallmark of metabolic syndrome, represent an emerging class of therapies used to achieve weight loss. Consensus estimates forecast worldwide sales of GLP-1 therapeutics and its combinations to exceed $16 billion in 2021 and grow to over $30 billion by 2026.

Our Pipeline Programs

Our most advanced wholly owned, single-agent drug candidates are under development for the treatment of NASH using complementary mechanisms of action to drive meaningful clinical benefits for patients. We also have a wholly owned drug candidate in pre-clinical development that may target metabolic diseases such as obesity as well as NASH. In addition to our single-agent drug candidates, our wholly owned pipeline includes combination therapy candidates that are intended to address each of the distinct pathogenic disease processes of NASH, while improving the overall metabolic profile of patients. Beyond NASH and obesity, we plan to explore other indications with high unmet need using our wholly owned drug candidates. In addition to our wholly owned drug candidates, we have an allosteric BCR-ABL tyrosine kinase inhibitor with an active IND in China, which is being developed in the greater China region by our development partner.

Pipeline Candidates for NASH and Metabolic Diseases:

•
TERN-101 is a liver-distributed, non-bile acid Farnesoid X Receptor, or FXR, agonist that has demonstrated a differentiated tolerability profile and improved target engagement due to its sustained FXR activation in the liver but only transient FXR activation in the intestine. FXR is a nuclear receptor primarily expressed in the liver, intestine and kidneys. FXR regulates hepatic expression of various genes involved in lipid metabolism, inflammation and fibrosis. Clinical trials of other FXR agonists have demonstrated significant histological NASH improvements but have also resulted in pruritus and adverse lipid changes. These safety and tolerability issues have been observed in clinical trials for other FXR agonists and have generally been regarded as dose-limiting toxicities, which are suboptimal for patients and can lead to treatment discontinuation. In June 2021, we announced positive top-line data from our Phase 2a LIFT Study of TERN-101 in NASH patients. In the LIFT Study, TERN-101 was generally well-tolerated with a similar incidence of AEs across treatment groups. There were no treatment-related serious adverse events, and no patient discontinued TERN-101 due to any adverse event, including pruritus. We believe TERN-101 is the first FXR agonist product candidate to show significant improvements in cT1, an imaging marker of liver inflammation and fibrosis linked to clinical outcomes, in a 12-week placebo-controlled clinical trial. In light of the positive results, we plan to initiate a Phase 2a clinical trial in NASH patients including both monotherapy and combination arms of TERN-101 and TERN-501 in the first half of 2022 with top-line data expected in the second half of 2023. We received Fast Track designation from the U.S. Food and Drug Administration, or the FDA, for TERN-101 for the treatment of NASH in October 2019. Fast Track designation does not guarantee an accelerated review by the FDA.
•
TERN-201 is a highly-selective inhibitor of Vascular Adhesion Protein-1, or VAP-1, that has demonstrated sustained target engagement in clinical trials without the off-target liabilities associated with other VAP-1 inhibitors in development. VAP-1 facilitates the deceleration, binding, and transmigration of leukocytes from the bloodstream into the liver and produces reactive oxygen species that promote liver inflammation and fibrosis. VAP-1 has been shown to be over-expressed in the livers of NASH patients in response to local lipotoxicity and liver injury. In a Phase 2a clinical trial of another developer’s VAP-1 inhibitor in NASH patients, 12 weeks of administration demonstrated significant, dose-dependent improvements in NASH biomarkers, providing clinical proof of concept for VAP-1 inhibition in NASH. In our Phase 1a first-in-human (SAD/MAD) clinical trial in 61 healthy subjects, TERN-201 was shown to fully suppress plasma VAP-1 activity at all of the doses we evaluated. TERN-201 was selected for development over other discovery candidates because it is highly specific for VAP-1 inhibition and has minimal potential for off-target effects. We expect to announce top-line data from Part 1 of our Phase 1b AVIATION Trial of TERN-201 in NASH patients in March 2022. We initiated Part 2 of our AVIATION trial in the first quarter of 2022 with top-line data expected in the second half of 2022. We are also evaluating the potential to co-administer TERN-201 in combination with a metabolically active NASH treatment. We received Fast Track designation from the FDA for TERN-201 for the treatment of NASH in August 2020. Fast Track designation does not guarantee an accelerated review by the FDA.

•
TERN-501 is a Thyroid Hormone Receptor beta, or THR-β, agonist with high metabolic stability, enhanced liver distribution and greater selectivity for THR-β compared to other THR-β agonists in development. Agonism of THR-β increases fatty acid metabolism via mitochondrial oxidation and affects cholesterol synthesis and metabolism. As a result, THR-β stimulation has the ability to reduce hepatic steatosis and improve serum lipid parameters including LDL cholesterol and triglycerides. TERN-501 has high liver distribution and is 23-fold more selective for THR-β than for THR-α activation, thereby minimizing the risk of cardiotoxicity and other off-target effects associated with non-selective THR stimulation. Finally, TERN-501 has been designed to be metabolically stable and is therefore expected to have little pharmacokinetic variability and a low clinical dose, making it an attractive candidate for use in fixed-dose combinations for NASH treatment. In November 2021, we announced positive top-line data from a Phase 1 clinical trial of TERN-501 in healthy volunteers with mildly elevated LDL cholesterol. In the SAD and MAD cohorts, TERN-501 was generally well-tolerated with a similar incidence of AEs across all TERN-501 treatment groups and placebo. All AEs were mild to moderate with no apparent dose relationship, with no treatment-emergent serious AEs and no discontinuations of study or study drug due to any AE. Significant effects on SHBG, a key pharmacodynamic marker of THR-β engagement linked to NASH histologic efficacy, were observed following treatment with TERN-501. The SHBG increases observed with 14 days of TERN-501 treatment were significant, dose dependent and have been associated with robust reductions in MRI-PDFF and NAFLD Activity Score in a precedent late-stage clinical NASH trial. Preliminary pharmacokinetic results support the co-administration of TERN-101 and TERN-501 in NASH patients, with no apparent need for dose adjustment. We plan to initiate a Phase 2a clinical trial in NASH patients including both monotherapy and combination arms of TERN-101 and TERN-501 in the first half of 2022 with top-line data expected in the second half of 2023.
•
TERN-601 is our small-molecule Glucagon-Like Peptide-1 Receptor, or GLP-1R, agonist program that is intended to be orally administered for NASH and metabolic diseases such as obesity. Obesity is a chronic disease that is increasing in prevalence in adults, adolescents and children and is often defined by having an elevated body mass index (BMI). Mechanisms that contribute to increased weight include sedentary lifestyles, increased calorie intake and medications such as insulins and antipsychotics. Insulin resistance, a hallmark of metabolic syndrome, also plays a key role in obesity. GLP-1 offers multiple benefits including increased insulin secretion to the pancreas, reduced glucagon secretion in the liver, slowed gastric emptying into the gut, increased sense of satiety in the brain and reduced inflammation. Synthetic GLP-1 peptides have been approved for obesity and diabetes, which are conditions often accompanying NASH. However, approved synthetic GLP-1 peptides may require higher doses and frequent subcutaneous injections. This injectable route of administration is likely to limit their use in NASH patients, particularly if efficacious oral NASH treatments become available. Our GLP-1R program has identified several potentially suitable small-molecule scaffolds. We have optimized these series of compounds and identified structures that we believe are suitable for oral administration as a single-agent or in combination with other drug candidates within our pipeline. We designated a development candidate for our GLP-1R program as TERN-601 in the fourth quarter of 2021. We plan to engage in IND-enabling activities for TERN-601 with the goal of initiating a first-in-human clinical trial in 2023.

Combinations for NASH:

Several prior clinical trials evaluating single-agent therapies for NASH have shown only moderate histological improvements and exhibited tolerability issues with some of these agents at high doses. We believe that developing combination therapies that target multiple mechanistic pathways and improve the overall metabolic profile of NASH patients will drive improved outcomes for NASH patients while mitigating potential tolerability concerns and improving compliance as compared with monotherapy regimens. We are well-positioned to develop multiple combination therapies for NASH with our extensive experience in combination drug development and the ability to leverage our pipeline of wholly owned single-agents that we believe are suitable for orally administered combination development.

We believe that therapies targeting steatosis (TERN-101 and TERN-501), inflammation (TERN-101 and TERN-201) and fibrosis (TERN-101 and TERN-201) in tandem, have the potential to provide greater resolution of NASH and improvement in related clinical outcomes. Clinical trials of GLP-1 agonists (TERN-601) in NASH patients have shown that a greater proportion of patients achieved NASH resolution without worsening of fibrosis and experienced improvement of other metabolic outcomes such as weight loss and glycemic control as compared to placebo.

We expect to initiate a Phase 2a clinical proof-of-concept trial evaluating a combination of TERN-101 and TERN-501 in NASH patients in the first half of 2022 with top-line data expected in the second half of 2023. We are also assessing the potential utility of combinations of TERN-201 with assets inside and outside of our pipeline. Given the strength of our internal resources and capabilities, we have the flexibility to independently advance our combination therapies without the need for a co-development partner at this time.

Other Pipeline Candidates

TRN-000632 is a potent, allosteric BCR-ABL tyrosine kinase inhibitor targeting the ABL myristoyl pocket that is in development for chronic myeloid leukemia, or CML. We out-licensed TRN-000632 to Hansoh Pharmaceuticals for development in the greater China region, while retaining all rights worldwide outside of greater China. TRN-000632 is referred to by Hansoh Pharmaceuticals as HS-10382. In January 2022, the National Medical Products Administration of the People’s Republic of China granted a clinical trial notice (equivalent to an IND in the United States) for TRN-000632 tablets in CML. We intend to explore strategic and partnership options for the development and commercialization of TRN-000632 outside of greater China.

Our Strategy

Our goal is to develop and commercialize differentiated monotherapies and combination therapies for serious diseases such as NASH and obesity. Key elements of our strategy to achieve this goal include:

•
Develop improved drug candidates targeting clinically-validated mechanisms of action. We are developing a portfolio of small-molecule drug candidates targeting clinically-validated mechanisms of action for the treatment of serious diseases such as NASH and obesity. The mechanisms of action targeted by the current drug candidates in our pipeline portfolio are the same mechanisms of action targeted by other drug candidates that have achieved proof-of-concept in clinical trials. However, these clinical trials have also highlighted an opportunity for us to meaningfully improve the efficacy, safety and tolerability of therapies utilizing these mechanisms. Based on this premise, we are advancing multiple drug candidates we believe have the potential to deliver better clinical outcomes in a high proportion of patients in the target indication as either single-agent or combination therapies.
•
Leverage non-invasive biomarkers to rapidly advance our single-agent drug candidates. We are advancing our single-agent drug candidates through clinical proof-of-concept trials on an expedited basis by using relevant non-invasive biomarkers in our Phase 1 and Phase 2 clinical trials to efficiently confirm and benchmark target engagement or efficacy without the need for liver biopsies. We are looking to pioneer the use of non-invasive technologies (NIT) as potential novel surrogate endpoints for NASH, and are pursuing multiple avenues to achieve this outcome in collaboration with the broader NASH community. We believe this approach may enable us to accelerate enrollment in our clinical trials and achieve significantly shorter development timelines.

•
Advance our portfolio of combination therapy candidates for the treatment of NASH. In addition to developing our single-agent drug candidates, we are evaluating and developing fixed-dose combination therapies to address the multiple disease processes of NASH, while improving the overall metabolic profile of NASH patients. We believe developing combination therapies that target multiple mechanistic pathways and improve the overall metabolic profile of NASH patients will drive improved outcomes for NASH patients while mitigating potential tolerability concerns and improving compliance as compared with monotherapy regimens. The outcomes of our monotherapy biomarker-based clinical trials will further inform our decision to pursue the utility of our drug candidates as monotherapies or in fixed-dose-combinations that we believe have synergistic therapeutic effect and well-balanced safety profiles. We have identified and are advancing our first combination therapy candidate for NASH, involving a combination of TERN-101 and TERN-501, and expect to initiate a Phase 2a clinical proof-of-concept trial in the first half of 2022 with top-line data expected in the second half of 2023. We are also evaluating the potential to co-administer TERN-201, a potent anti-inflammatory and anti-fibrotic agent, in combination with a metabolically active NASH treatment.
•
Advance our earlier stage program and expand applications for our existing drug candidates. We have identified a GLP-1R small-molecule agonist, designated TERN-601, with the potential to address metabolic processes involved in the pathogenesis of obesity, NASH and other metabolic diseases. Our TERN-601 program is targeting the development of a product for once-daily oral administration to overcome the limitations of existing GLP-1 agonists and enable widespread use in patients with obesity, NASH and other diseases. We plan to engage in IND-enabling activities for TERN-601 with the goal of initiating a first-in-human clinical trial in 2023. Beyond obesity and NASH, our goal is to maximize the commercial potential of our existing drug candidates by exploring additional indications supported by their underlying biology and mechanism. We will maintain a focused and disciplined strategy in evaluating potential follow-on indications that may merit further advancement.
•
Independently develop and commercialize our drug candidates in indications and geographies where we believe we can maximize the value and benefit to patients. We have a disciplined strategy to maximize the value of our pipeline by retaining development and commercialization rights to those drug candidates, indications and geographies that we believe we can ultimately commercialize successfully on our own if they are approved. We plan to collaborate on drug candidates, such as TRN-000632, that we believe have promising utility in disease areas, patient populations or geographies that are better served by the resources or specific expertise of other biopharmaceutical companies.

Background on NASH

NASH is a severe form of NAFLD, a common liver disease characterized by the accumulation of excess fat in the liver (steatosis). When hepatic steatosis results in liver inflammation and, in many cases, fibrosis, it results in NASH, a multifaceted disease that involves three distinct pathogenic hepatic disease processes: steatosis, inflammation and fibrosis. In addition to these three disease processes, many NASH patients exhibit broader concomitant metabolic issues such as insulin resistance, diabetes, dyslipidemia, obesity and excess lipotoxic fat. Severe progression of NASH leads to cirrhosis and decompensated liver disease, with the associated risks for hepatocellular carcinoma and liver-related death. NASH was recently identified as the second leading etiologic indication for liver transplantation in the United States, and it is projected to become the leading cause of liver transplantation in the coming years.

NAFLD is the most common cause of chronic liver disease in the United States, affecting 80 to 100 million individuals. Among persons with NAFLD, approximately 20% will progress to NASH, which is currently estimated to affect 20 million adults in the United States. Progression of liver fibrosis ultimately leads to cirrhosis in an estimated 20% of patients with NASH. With an aging population and the markedly increasing rates of obesity, diabetes, and dyslipidemia/metabolic syndrome worldwide, NAFLD and NASH have increased greatly in prevalence, posing a significant healthcare challenge. Currently, no drug has been approved for the treatment of NASH in the United States or Europe. In a study published in Hepatology in 2018, lifetime costs of treating and managing NASH patients in the United States in 2017 were estimated to be over $220 billion, in the absence of approved therapies.

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

Within the steatotic liver, fat deposits can create lipotoxic effects to the surrounding liver tissue, resulting in hepatocyte stress and injury. Local increases in reactive oxygenation species can induce hepatocytes to undergo cell death and create an inflammatory response within the organ. VAP-1 is over expressed in affected areas of the liver, serving as an attachment point for white blood cells and triggering their recruitment from the bloodstream into the liver. These white blood cells are stimulated by local lipotoxic effects and the presence of reactive oxygenation species, producing cytokines which further exacerbate local inflammatory cascades.

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

Increasingly, non-invasive blood and imaging tests are being used in clinical practice to diagnose NASH. MRI-derived biomarkers proton density fat fraction (PDFF) and iron-corrected T1 mapping (cT1) are gaining traction as emerging alternatives to biopsy for NASH. cT1 measures free-water content in liver tissue, which has shown a strong correlation with inflammation and fibrosis histology. An estimated difference of 88 milliseconds in cT1 relaxation time has been related to a two-point difference in overall NAS. While MRI-PDFF and cT1 both correlate with NAS, only cT1 correlates with fibrosis. Further, liver cT1 has been shown to predict clinical outcomes in patients with chronic liver disease. As data from these non-invasive assessments continue to accumulate—for initial diagnosis of NASH, monitoring of disease progression over time, and monitoring response to treatment—these approaches may replace liver biopsy, both in clinical practice and clinical trials. In its December 2018 draft NASH guidance, the FDA encouraged sponsors to include non-invasive biomarkers in clinical studies of experimental NASH treatments in order to accelerate development and supplant liver biopsy. More recently, at The Liver Meeting in November 2021, the American Association for the Study of Liver Diseases (AASLD) issued practice guidelines recommending blood and imaging-based non-invasive assessments to determine fibrosis staging prior to considering a liver biopsy. To accelerate the usage of NITs as surrogate endpoints for NASH, we joined the steering committee of the NAIL-NIT Consortium, a multi-stakeholder effort to link non-invasive testing directly to outcomes. NAIL-NIT’s preliminary planned activities include a prospective six-year study of NASH patients and, separately, a retrospective analysis of NASH patient cases to establish the best utilization of the growing array of non-invasive testing methods in the treatment, diagnosis and monitoring of NASH patients.

Treatment of NASH

There currently are no FDA-approved therapies for the treatment of NASH, and available treatment options are limited to control of metabolic dysfunction, including weight loss, as well as lifestyle modifications such as exercise and dietary changes. However, many patients are unable to achieve or maintain significant weight loss or comply long-term with the dietary and lifestyle changes required to reverse NASH. In order to optimally treat NASH and reduce the risk of liver cancer and liver-related mortality, the three distinct disease processes may each need to be addressed–steatosis, inflammation and fibrosis. In addition to these three disease processes, we believe an ideal NASH therapy will also aim to improve the overall metabolic profile of NASH patients such as improvements in glycemic control, atherogenic lipid improvement, weight loss, and reduction of lipotoxic fat. Single agents focusing on specific mechanisms contributing to one of these three processes, each involving multiple pathways, have demonstrated only modest results to date. As such, combination therapies have the potential to better address the multitude of desired properties for the treatment of NASH.

The following table summarizes some of the treatment approaches for NASH currently in clinical development, together with limitations observed and Terns’ differentiated approach. Among the small-molecule programs with validated mechanisms, we believe FXR agonism, VAP-1 inhibition, THR-β agonism, and GLP-1 agonism have great potential, not only as targets for single-agent therapy, but also as key components in combination therapies.

Treatment Approaches in NASH	Clinical Trial Findings(1)	Observed Limitations(1)	TERNS Differentiation

FXR agonists	Improvements in liver fibrosis and markers of liver function.	Pruritus and adverse lipid effects	TERN-101: high liver distribution, no discontinuations due to pruritus, differentiated lipid profile (2)

VAP-1 inhibitors	Clinical PoC in NASH with significant dose dependent improvements in key markers of liver injury, inflammation and cell death	Off-target mono-amine oxidase, or MAO, inhibition can result in significant drug-drug interactions	TERN-201: highly specific for VAP-1 inhibition; minimal potential to inhibit MAO-A or MAO-B

THR-β agonists	Significant reductions in liver fat and in lipid levels in serum	Low THR-β selectivity can cause cardiac and other safety issues Variable PK and potential patient-specific dose adjustments	TERN-501: superior selectivity for THR-β over THR-α; enhanced metabolic and PK stability

GLP-1 agonists	Activation of the GLP-1 pathway has shown to be effective in driving NASH resolution	Requires frequent injections which may limit potential for widespread use Tolerability concerns	TERN-601: Small-molecule with potential for once-daily oral administration and coformulation with other oral NASH therapies

FGF agonists	Histological NASH and fibrosis improvements in Phase 2	Requires frequent injections which may limit potential for widespread use Tolerability concerns	N/A

De Novo Lipogenesis Inhibitors (ACC, FASN, DGAT2)	NASH biomarker improvement in Phase 2	Serum triglyceride elevations Skin/hair toxicity	N/A

(1)
Represents clinical trial findings from clinical trials conducted by other sponsors.
(2)
No differences from placebo in LDL cholesterol and HDL cholesterol percentage change from baseline to Week 12 in 5 and 10 mg groups.

Our Clinical Stage Programs in NASH

We are developing a portfolio of small-molecules that address the multiple hepatic disease processes of NASH in order to drive meaningful clinical benefits. Our most advanced program, TERN-101, is a liver-distributed, non-bile acid FXR agonist that has demonstrated sustained liver FXR activation, as well as a favorable tolerability profile across multiple clinical trials. We announced positive top-line data from our Phase 2a LIFT clinical trial of TERN-101 in NASH in June 2021. Our second clinical stage program, TERN-201, is a highly selective inhibitor of VAP-1, which directly addresses hepatic inflammation. We expect to announce top-line data from Part 1 of our Phase 1b AVIATION trial of TERN-201 in NASH patients in March 2022. We initiated Part 2 of our AVIATION trial in the first quarter of 2022 with top-line data expected in the second half of 2022. Our third clinical stage program is TERN-501, a THR-β agonist with high metabolic stability, enhanced liver distribution and greater selectivity for THR-β compared to other THR-β agonists in development. In November 2021, we announced positive top-line data from a Phase 1 clinical trial of TERN-501 in healthy volunteers with mildly elevated low-density lipoprotein, or LDL, cholesterol. We are also pursuing two combination therapy programs to address the multiple disease processes of NASH and expect to initiate a Phase 2a clinical proof-of-concept trial evaluating a combination of TERN-101 and TERN-501 in the first half of 2022 with top-line data expected in the second half of 2023. We believe developing combination therapies that target multiple mechanistic pathways and improve the overall metabolic profile of NASH patients will drive improved outcomes for NASH patients while mitigating potential tolerability concerns associated with other drugs in development.

TERN-101—a liver-distributed FXR agonist

Drug candidate summary

TERN-101 is a liver-distributed, non-bile acid FXR agonist that has demonstrated a differentiated tolerability profile and improved target engagement; likely due to its sustained FXR activation in the liver but only transient FXR activation in the intestine. FXR is a nuclear receptor primarily expressed in the liver, intestine and kidneys. FXR regulates hepatic expression of various genes involved in lipid metabolism, inflammation and fibrosis. Clinical studies of other FXR agonists have demonstrated significant histological NASH improvements but have also resulted in pruritus and adverse lipid changes. These tolerability issues have generally been observed in Phase 1 clinical trials as well as later phase studies of other FXR agonists in development and have been regarded as dose-limiting toxicities, which are suboptimal for patients and can lead to treatment discontinuation.

In June 2021, we announced positive top-line data from our Phase 2a LIFT Study of TERN-101 in NASH patients. In the LIFT Study, TERN-101 was generally well-tolerated with a similar incidence of adverse events, or AEs, across treatment groups. There were no treatment-related serious adverse events, and no patient discontinued TERN-101 due to any adverse event including pruritus. Multiple secondary and exploratory endpoints were also evaluated, including changes in liver fibro-inflammation measured by MRI corrected T1, or cT1, liver fat content by MRI proton density fat fraction, or MRI-PDFF, pharmacodynamic parameters, and serum NASH biomarkers. We received Fast Track designation from the FDA for TERN-101 for the treatment of NASH in October 2019. Fast Track designation does not guarantee an accelerated review by the FDA.

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

Limitations of other FXR agonists: pruritus and adverse lipid changes

Clinical trials of other FXR agonists have demonstrated significant histological NASH improvements but have also resulted in pruritus and adverse lipid changes. These tolerability issues have been observed in Phase 1 clinical trials as well as later phase studies for other FXR agonists as shown in the table below and have been regarded as dose-limiting toxicities, which are suboptimal for patients and can lead to treatment discontinuation. However, our Phase 2a LIFT Study of TERN-101 was the first 12 week controlled clinical trial of an FXR agonist to demonstrate no discontinuations due to any adverse event, including pruritus. An FXR agonist that can demonstrate improved liver health with minimal adverse effects would have great potential benefits for NASH patients.

FXR agonists: comparison of Phase 1b or Phase 2 controlled clinical trials in NASH patients with a treatment duration of 12 to 24 weeks

Drug candidate	Developer	Phase	Dosing duration	Discontinuations due to AE
TERN-101	Terns Pharma	Phase 2a	12 weeks	None
MET409	Metacrine	Phase 1b	12 weeks	Yes (1)
EDP-305	Enanta	Phase 2	12 weeks	Yes (2)
Cilofexor	Gilead	Phase 2	24 weeks	Yes (3)
Tropifexor	Novartis	Phase 2b	12 weeks	Yes (4)
Obeticholic acid	Intercept	Phase 2	16 weeks	Yes (5)

(1)
Two cases of pruritus-related discontinuation and one patient experiencing grade 3 drug-related elevations in serum ALT and AST; one patient in each MET409 arm had interruptions in study drug administration due to pruritus
(2)
ARGON-1 study, any TEAE leading to discontinuation
(3)
Discontinuation due to treatment emergent adverse events
(4)
FLIGHT-FXR interim data from Part A and Part B (AEs leading to discontinuation or dose reduction). Part A and Part B were each 12 weeks in duration.
(5)
CONTROL study, TEAEs leading to discontinuation

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

Phase 2 clinical development of TERN-101

In June 2021, we announced positive top-line data from our Phase 2a LIFT Study of TERN-101 in NASH patients. Based on these positive results, we plan to initiate a Phase 2a clinical trial of TERN-101 co-administered with our thyroid hormone receptor beta agonist TERN-501 in the first half of 2022 with top-line data expected in the second half of 2023.

The LIFT Study is a 12-week, randomized, placebo-controlled clinical trial in 100 patients with phenotypic or biopsy-diagnosed NASH, identified either by prior biopsy or clinical diagnosis (liver stiffness measured by transient elastography of 7.6—25 kPa and controlled attenuation parameter (CAP) > 300). Clinical trial participants received once-daily oral administration of placebo or TERN-101 tablet doses of 5 mg, 10 mg or 15 mg for 12 weeks. The primary endpoint was the incidence of adverse events. Multiple secondary and exploratory endpoints were also evaluated including changes in liver fibro-inflammation measured by cT1, liver fat content by MRI-PDFF, pharmacodynamic parameters, and serum NASH biomarkers.

TERN-101 Phase 2a LIFT trial design

TERN-101 was generally well-tolerated with a similar incidence of AEs across treatment groups. All treatment-related adverse events were mild to moderate with no apparent dose relationship. There were no treatment-related serious adverse events, and no patient discontinued TERN-101 due to any adverse event, including pruritus.

(1)
COVID-19 pneumonia
(2)
Urinary tract infection

All pruritus-related AEs were mild or moderate. The patient incidence of pruritus was generally balanced across TERN-101 treatment groups. Most pruritus AEs were mild and resolved during continued TERN-101 treatment.

* CTCAE: common terminology criteria for adverse events

In the Phase 1 study in healthy subjects, administration of TERN-101 resulted in sustained C4 suppression but only transient effects on FGF19 induction, possibly reflecting higher levels of FXR target engagement in the liver compared to intestine. Data from the Phase 2a LIFT Study were consistent with the prior study and showed statistically significant suppression of trough C4 levels in the 10 mg and 15 mg groups but only transient increases in FGF19.

No change in LDL cholesterol was observed in patients in the 5 mg and 10 mg TERN-101 arms as compared to placebo. Statistically significant LDL changes were observed only in the 15 mg arm. Significant decreases in HDL cholesterol were observed in all TERN-101 dose groups at Week 4 and Week 8 but returned toward baseline in the 5 mg and 10 mg dose groups without differences from placebo at Week 12. Decreases in HDL were significantly different from placebo for the 15 mg group at all observed timepoints through Week 12.

p-value: * < 0.05, **<0.01

Multiple efficacy biomarkers of NASH, including cT1 and MRI-PDFF, were evaluated in the LIFT Study. Mean changes in cT1 at Week 12 were -0.8 msec for placebo, -38.0 msec (p=0.033) for the 5 mg arm, -57.7 msec (p=0.002) for the 10 mg arm, and -74.0 msec (p<0.001) for the 15 mg arm. Improvements of at least 80 msec in cT1 were observed in a significant proportion of patients in the 5 mg and 10 mg groups at Week 12 as compared to placebo. Significant decreases in cT1 were also observed at Week 6 for all dose groups. cT1 is a magnetic resonance-based imaging test measuring free-water content in liver tissue, which has shown a strong correlation with inflammation and fibrosis histology and clinical outcomes in patients with liver disease. Mean relative changes in MRI-PDFF were -8.4% (placebo), -15.1% (5 mg), -19.7% (10 mg), and -12.9% (15 mg) at Week 12. Mean relative changes in MRI-PDFF were significant at Week 6 for the 10 mg and 15 mg dose groups compared to placebo, although these changes were not statistically significant at Week 12. MRI-PDFF is an imaging marker that measures liver fat content. No discernable trends were observed in initial analyses of the enhanced liver fibrosis (ELF) score, CK-18 and Pro-C3.

Prior to the LIFT Study, we evaluated TERN-101 across four completed Phase 1 clinical trials in 136 subjects, including 119 subjects in whom TERN-101 was administered. In the Phase 1 trials, TERN-101 was generally well-tolerated with no confirmed dose-related tolerability signals. AEs tended to be mild to moderate, with no dose-related increases in AEs. In all four Phase 1 clinical trials of TERN-101, none of the 119 subjects who received TERN-101 reported pruritus, and the serum lipid profiles among TERN-101 recipients were similar to placebo recipients even at high doses.

TERN-201 – a highly selective VAP-1 inhibitor

Drug candidate summary

TERN-201 is a highly selective, irreversible, covalent inhibitor of VAP-1. In our Phase 1a first-in-human (SAD/MAD) clinical trial across 61 healthy subjects, TERN-201 was shown to fully suppress plasma VAP-1 activity at all of the doses that we evaluated and VAP-1 suppression was evident up to days after a single dose. In preclinical studies, TERN-201 reduced fibrosis in a model of liver injury in a dose-dependent manner, with inflammation and fibrosis significantly reduced after treatment. TERN-201 exhibits high selectivity for VAP-1 and enhanced liver distribution. Importantly, TERN-201 does not inhibit human MAO-A and MAO-B, thereby avoiding risks associated with MAO inhibition. We believe the sustained activity of TERN-201, with its VAP-1 selectivity and anticipated low therapeutic dose, make it suitable for coadministration with therapies directed at steatosis and other metabolic processes involved in NASH. We expect to announce top-line data from Part 1 of our Phase 1b AVIATION trial of TERN-201 in NASH patients in March 2022. We initiated Part 2 of our AVIATION trial in the first quarter of 2022 with top-line data expected in the second half of 2022. We received Fast Track designation from the FDA for TERN-201 for the treatment of NASH in August 2020. Fast Track designation does not guarantee an accelerated review by the FDA.

Overview of VAP-1 biology in NASH

As liver damage accumulates in NAFLD and NASH patients, VAP-1 becomes increasingly expressed on the endothelium of blood vessels within the liver. Through its function as an adhesion molecule, VAP-1 facilitates the deceleration, binding and transmigration of white blood cells (leukocytes) from the blood stream into the liver. VAP-1 ligands on white blood cells include Siglec-9 and Siglec-10, which may stimulate VAP-1 enzymatic activity leading to production of aldehyde and hydrogen peroxide, a reactive oxygenation species (ROS). White blood cells respond to local liver tissue damage releasing cytokines and other factors that may further exacerbate liver inflammation. Together, the cytokine cascades resulting from white blood cell liver penetration and local ROS-mediated oxidative stress and tissue damage, result in fibrosis through the activation of hepatic stellate cells to produce collagen. The following graphic illustrates this process.

VAP-1 recruits white blood cells to the liver and increases inflammation and fibrosis

Clinical validation of VAP-1 inhibition in NASH

VAP-1 inhibition has the potential to address the inflammatory process in NASH patients. Preclinical data have demonstrated that VAP-1 inhibition improves liver histology and serum biomarkers. VAP-1 has been shown to be over-expressed in the livers of NASH patients in response to local lipotoxicity and liver injury. Increased levels of soluble VAP-1 in the plasma is also associated with the presence of NASH, and with increasing liver fibrosis. In a Phase 2a clinical trial, administration of a different VAP-1 inhibitor over 12 weeks in NASH patients demonstrated significant, dose dependent decreases from baseline in AST, GGT, CK-18 and ALT, markers of liver injury and inflammation and cell death compared to placebo. Improvements in these markers provide clinical proof-of-concept for VAP-1 inhibition as a treatment approach in NASH.

Limitations of other VAP-1 inhibitors in development

A clinical trial of another VAP-1 inhibitor in NASH patients demonstrated improvements in markers of liver injury, inflammation and cell death. However, other VAP-1 inhibitors currently in development for NASH are associated MAO inhibition due to their lack of specificity for binding VAP-1. Drugs that inhibit MAO create the risk of life-threatening serotonin syndrome and hypertensive crisis when administered with commonly prescribed serotonergic drugs and with tyramine-containing foods. Therefore, we believe a VAP-1 inhibitor with improved selectivity for VAP-1 inhibition that lacks the potential to inhibit MAO-A or MAO-B could provide meaningful clinical benefit to NASH patients in reducing inflammation and liver fibrosis without risks related to MAO inhibition.

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

TERN-201 shows no apparent MAO inhibition

Fold selectivity for VAP-1 over

MAO-A or MAO-B

Clinical development of TERN-201

We are conducting an ongoing Phase 1b clinical trial of TERN-201 in NASH patients, known as the AVIATION trial. The AVIATION trial is a randomized, placebo-controlled clinical trial in approximately 60 patients who have presumed non-cirrhotic NASH based on clinical characteristics or prior biopsy and a baseline cT1 reading of greater than 800 ms. The AVIATION trial is evaluating TERN-201 in two parts – Part 1 is evaluating a 10 mg dose of TERN-101 against placebo and Part 2 is evaluating a 20 mg dose of TERN-201 against placebo. The primary endpoint of this trial is the assessment of the safety and tolerability of TERN-201. Other endpoints include the assessment of pharmacokinetic measures as well as the evaluation of cT1, CK-18, ALT and plasma VAP-1 activity. We expect to announce top-line data from Part 1 of our Phase 1b AVIATION trial of TERN-201 in NASH patients in March 2022. We initiated Part 2 of our AVIATION trial in the first quarter of 2022 with top-line data expected in the second half of 2022. Following this clinical trial, we will consider subsequent trials of TERN-201 as monotherapy or potentially in combination with a metabolically active NASH treatment.

Prior to initiating our AVIATION trial, we completed a first-in-human, double-blind, randomized, placebo-controlled, Phase 1 clinical trial (SAD/MAD) of TERN-201 which assessed the safety, pharmacokinetics, or PK, and pharmacodynamics, or PD, in 61 healthy subjects. Single oral TERN-201 doses of 1, 3, 6 or 10 mg and repeat doses of 1 mg and 4 mg (once-daily for 7 days) and 10 mg (once-daily for 14 days) were administered. In the trial, TERN-201 target engagement was assessed by measuring decreases from baseline in the semi-carbazide sensitive amine oxidase, or SSAO, activity which results from VAP-1 enzymatic activity, and by changes from baseline in methylamine, a biomarker that increases in concentration in the blood as its metabolism by VAP-1 is inhibited.

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

TERN-501 – a selective THR-β agonist with enhanced metabolic stability and liver distribution

Drug candidate summary

TERN-501 is a selective THR-β agonist with enhanced metabolic stability and liver distribution, characteristics that are intended to improve safety and efficacy in NASH patients. THR-β is the major form of thyroid hormone receptor in the liver and regulates key aspects of energy metabolism, including fatty acid and lipid synthesis and removal of liver fat through induction of fatty acid oxidation. THR-β stimulation has been identified as a target for NASH on the basis of its potential to reduce hepatic steatosis and improve serum lipid parameters in NASH patients. For any THR agonist, a key concern is toxicity from excess systemic THR-α stimulation. TERN-501 is 23-fold more selective for THR-β than for THR-α activation, thereby minimizing the risk of cardiotoxicity through THR-α stimulation. TERN-501 has high metabolic stability and a low projected clinical dose, which we believe makes it an attractive candidate for fixed-dose combination co-formulations. In November 2021, we announced positive top-line data from a Phase 1 clinical trial of TERN-501 in healthy volunteers. We received Fast Track designation from the FDA for TERN-501 for the treatment of NASH in June 2021. Fast Track designation does not guarantee an accelerated review by the FDA.

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

Clinical validation of THR-β agonism

Data from other NASH clinical studies validate the potential of THR-β agonism as a NASH treatment (the data from other NASH clinical studies described in this paragraph are from Madrigal Pharmaceuticals, Inc.’s Phase 2 Study of MGL-3196 and Viking Therapeutics, Inc.’s Phase 2 Study of VK2809). In these clinical studies, two different THR-β agonists showed significant reductions in liver fat measured by MRI-PDFF, as well as reduction in lipid levels in serum, which may offer additional benefits to NASH patients who are at high risk of cardiovascular comorbidities. One of these clinical trials correlated reductions in liver fat measured by MRI-PDFF with histological responses including NAS reduction, NASH resolution and fibrosis resolution. In addition, this same clinical trial showed increases in sex hormone binding globulin (SHBG), a key pharmacodynamic marker of THR-β engagement, are correlated with significant reductions in MRI-PDFF and NAS reduction. These types of histological responses may be suitable for accelerated approval under current draft guidance from the FDA titled “Noncirrhotic Nonalcoholic Steatohepatitis With Liver Fibrosis: Developing Drugs for Treatment Guidance for Industry.”

THR-β regulates key aspects of energy metabolism (e.g., fatty acid & lipid synthesis, liver fat removal through fatty acid oxidation)

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

Our solution for THR-β agonism: high THR-β-selectivity and improved metabolic stability

TERN-501 was selected over other discovery candidates because of its high selectivity for THR-β over THR-α, its improved metabolic stability and its enhanced liver-distribution, all of which are characteristics that are intended to improve efficacy and safety in NASH patients. TERN-501 has a similar structural backbone to other THR-β agonists in late stage development that are selective for THR-β. Furthermore, the TERN-501 chemical structure incorporates certain changes designed to enhance metabolic and pharmacokinetic stability, thereby limiting the need for individualized dose adjustments implemented in studies with other THR-β agonists. In a head-to-head comparison, TERN-501 has shown a 23-fold selectivity for THR-β over THR-α stimulation in a cell-free assay, which is higher than the selectivity for two other THR agonists currently in development. TERN-501 is not a pro-drug and does not rely on a metabolic process to make it pharmacologically active. The following chart illustrates the selectivity of TERN-501 as compared to a reference drug and the active metabolite of a pro-drug in clinical development for NASH.

TERN-501 demonstrates higher selectivity for THR-β over THR-α

Non-clinical tissue distribution studies show that TERN-501 demonstrates enhanced liver distribution relative to plasma and other organs. From non-clinical studies, TERN-501 is projected to have a predictable human PK profile due to its improved metabolic stability. Due to its metabolic stability, we believe that TERN-501 is unlikely to require PK monitoring and individualized clinical dose adjustment in NASH patients, as was done in a certain clinical trial of another THR-β agonist in development that lacks metabolic stability and has variable PK in humans. As a result, TERN-501 may not have the potential challenges associated with monitoring and dose adjustment in clinical practice, including patient compliance, safety monitoring and additional burden on the healthcare system. Further, TERN-501 is projected to have a low clinically efficacious dose range which, along with its metabolic stability, makes it attractive for long-term NASH treatment and for co-formulation as part of a fixed-dose combination.

Clinical development of TERN-501

In November 2021, we announced positive top-line data from a Phase 1 clinical trial of TERN-501 in healthy volunteers with mildly elevated LDL cholesterol. Following the Phase 1 clinical trial, we plan to initiate a Phase 2a clinical trial in NASH patients including both monotherapy and combination arms of TERN-101 and TERN-501 in the first half of 2022 with top-line data expected in the second half of 2023.

The Phase 1 clinical trial of TERN-501 included SAD, MAD and drug-drug interaction, or DDI, cohorts evaluating the safety, tolerability, pharmacodynamics (PD) and pharmacokinetics (PK) of TERN-501. Healthy volunteers with mildly elevated LDL cholesterol were randomized to placebo (n=2) or TERN-501 (n=6) in each cohort. Volunteers randomized to TERN-501 received single doses of 3, 10, 30 or 60 mg of TERN-501 in the SAD portion of the study or multiple doses of 1, 3, 6 or 10 mg of TERN-501 once daily for 14 days in the MAD portion of the study. In the DDI portion of the study, volunteers received open label TERN-501 co-administered with TERN-101, our liver-distributed FXR agonist also in development for the treatment of NASH.

In the SAD and MAD cohorts, single and multiple doses of TERN-501 were generally well-tolerated with a similar incidence of AEs across all TERN-501 treatment groups and placebo. All AEs were mild to moderate with no apparent dose relationship, with no treatment-emergent serious AEs and no discontinuations of study or study drug due to any AE. There were no cardiac safety signals, no incidence of diarrhea and no differences between TERN-501 groups and placebo in change from baseline in heart rate, blood pressure or other vital signs. Thyroid function test results were consistent with THR-β agonists currently in clinical development, and there were no findings of clinical hyper- or hypo-thyroidism. There were no differences between placebo and any TERN-501 dose group in liver function abnormalities or mean change from baseline in liver transaminases at Day 15 in the MAD cohorts.

TERN-501 demonstrated a predictable pharmacokinetic profile with low variability: study drug plasma exposures were linear and approximately dose-proportional with no overlap between dose strengths. There was no significant accumulation of drug over 14 days of dosing. TERN-501 plasma half-life was greater than 13 hours in all single and repeat dose cohorts, supporting once-daily dosing. The overall PK profile indicates TERN-501 is well-suited for co-formulation with other small-molecule NASH agents as an oral, once-daily fixed dose combination.

Significant effects on sex hormone binding globulin, or SHBG, a key PD marker of THR-β engagement linked to NASH histologic efficacy, were observed following treatment with TERN-501. As further described in the table below, SHBG increases observed with 14 days of TERN-501 treatment were significant, dose dependent, and have been associated with robust reductions in MRI-PDFF and NAFLD Activity Score in a precedent late-stage clinical NASH trial.

In addition, significant reductions were observed in atherogenic lipids including LDL cholesterol and apolipoprotein B, or Apo-B, comparable to or greater than those observed in Phase 1 studies of other THR-β agonists being studied in late-stage clinical trials. All TERN-501 dose groups demonstrated significant decreases in LDL cholesterol compared to placebo during the dosing period. The maximum mean LDL cholesterol decreases over the treatment period were -13%, -22%, -28% and -27% for 1, 3, 6 and 10 mg doses, respectively, compared to placebo (-8%).

The PD results from these MAD cohorts are summarized below:

	TERN-501 MAD (QD) Mean % Change from Baseline to Day 15
	Placebo (N=8)	1 mg (N=6)	3 mg (N=6)	6 mg (N=6)	10 mg (N=6)
Sex Hormone Binding Globulin (%)	-6%	17%	57%*	135%*	165%*
Low Density Lipoprotein - cholesterol (%)	-4%	-16%	-17%	-19%	-20%*
Triglycerides (%)	-13%	-18%	-21%	-20%	-36%*
Apolipoprotein-B (%)	-5%	-14%	-18%*	-23%*	-27%*

Note: Day 15 represents 24 hours following the last dose of TERN-501

* p-value vs. placebo: <0.05

In the SAD cohorts, single doses of TERN-501 up to 60 mg resulted in significant and dose-dependent reductions in Apo-B and LDL cholesterol and significant increases in SHBG relative to placebo. In the DDI cohort, the combination of TERN-101 and TERN-501 was well-tolerated. Preliminary PK results support the co-administration of TERN-101 and TERN-501 in NASH patients, with no apparent need for dose adjustment.

NASH Combination Therapy Programs

Several prior clinical trials evaluating single-agent therapies for NASH have shown only moderate histological improvements and exhibited tolerability issues with some of these agents at high doses. We believe developing combination therapies that target multiple mechanistic pathways and improve the overall metabolic profile of NASH patients will drive improved outcomes for NASH patients while mitigating potential tolerability concerns and improving compliance as compared with monotherapy regimens. We are well-positioned to develop multiple combination therapies for NASH with our extensive experience in combination drug development and the ability to leverage from within our pipeline of wholly owned single-agents that we believe are attractive candidates for combination development. We are focused on developing combination therapies with clinically-validated mechanisms of action to address the multifaceted nature of NASH, while improving the overall metabolic profile of patients. We believe that therapies targeting steatosis, inflammation and fibrosis in tandem, have the potential to provide greater resolution of NASH and improvement in related clinical outcomes. Given the strength of our internal resources and capabilities, we have the flexibility to independently advance our combination therapies without the need for a co-development partner at this time.

Preclinical data for combination therapies

We believe that a combination of TERN-101 and TERN-501 has the potential for improved therapeutic benefit for NASH patients. As a liver-distributed FXR agonist, TERN-101 is expected to have effects on multiple facets of NASH, including potential improvements in steatosis, inflammation and fibrosis. TERN-501 is a THR-β agonist that is expected to potently and rapidly reduce hepatic steatosis and normalize plasma lipid parameters through the modulation of metabolic pathways that are distinct from those modulated by liver FXR activation. A combination of TERN-101 and TERN-501 would therefore be expected to significantly reduce steatosis, inflammation and fibrosis in NASH patients through their complementary effects without the need to use maximal dose levels of either agent. The combination may also result in a positive serum lipid profile since TERN-501 is expected to reduce LDL cholesterol and triglyceride levels in NASH patients where FXR agonists have generally not demonstrated potentially therapeutic decreases in plasma cholesterol or triglycerides.

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

We are also evaluating the potential to combine our VAP-1 inhibitor, TERN-201, with a metabolically active NASH treatment. We believe the anti-inflammatory and anti-fibrotic effects, sustained target engagement, VAP-1 selectivity and anticipated low therapeutic dose of TERN-201 make it suitable for co-administration with therapies directed at steatosis and other metabolic processes involved in NASH. For example, the combination of our FXR agonist TERN-101 and TERN-201 demonstrated histological improvements in inflammation and GGT, a biomarker of hepatic oxidative stress, in an in vivo rodent model of NASH.

Clinical development plan for NASH combination of TERN-101 and TERN-501

Our approach for developing a differentiated NASH combination regimen is to discover and develop promising drug candidates targeting clinically-validated mechanisms of action, advance them first as monotherapies to evaluate safety and pharmacokinetics in healthy volunteers and subsequently conduct Phase 1b or 2a trials to assess safety in NASH patients and potentially efficacious dose ranges using known non-invasive biomarkers of efficacy for these mechanisms of action. Subsequently, we intend to proceed to Phase 2a studies with the coadministration of two or more complimentary mechanisms of action—such as the FXR agonist TERN-101 and the THR-β agonist TERN-501—to assess the potential for combinations to generate additive or synergistic effects on these same non-invasive biomarkers relative to monotherapy and inform dose selection for later phase studies of the agents in combination. We then plan to proceed to longer duration Phase 2b and Phase 3 trials that can evaluate our individual monotherapies as well as promising combinations within the same trials to confirm treatment effects using surrogate endpoints. We believe this approach maximizes the chance of achieving higher NASH response rates compared to treatment approaches that rely exclusively on single-agent therapeutics and creates efficiencies through the evaluation of our individual monotherapies and combination treatments, allowing us to proceed to marketing authorization applications for those single-agent drug candidates and combination therapies that offer the clearest advantages to patients.

Background on Obesity

Obesity is a chronic disease that is increasing in prevalence in adults, adolescents and children and is often defined by having an elevated body mass index (BMI). Mechanisms that contribute to increased weight include sedentary lifestyles, increased calorie intake and medications such as insulins and antipsychotics. Insulin resistance, a hallmark of metabolic syndrome, also plays a key role in obesity.

Obesity is major health epidemic that has been declared a disease by the American Medical Association and affects populations worldwide. The Obesity Action Coalition (OAC) estimates that nearly 93 million Americans struggle with obesity, and it is predicted to increase to 120 million Americans within the next five years. In addition, the U.S. Center for Disease Control, or CDC, estimates that 42 percent of adults over the age of 20 years old are obese.

According to the OAC, there are over 40 medical conditions associated with obesity. The most prevalent obesity-related diseases include heart disease, type 2 diabetes, stroke, gallbladder disease, gastroesophageal reflux disease, some forms of cancer, sleep apnea or respiratory problems and a variety of other conditions. According to the Journal of Managed Care and Specialty Pharmacy, the aggregate medical cost due to obesity among adults in the United States was $260.0 billion in 2016. A prior study examining the future health care costs attributable to obesity projected these annual expenditures to double every decade to approximately $780 billion by 2030, representing 14% of total United States health care costs. As a result, public and private stakeholders worldwide are taking steps to address obesity.

Despite the rising obesity rate, increased public awareness of the obesity epidemic and significant pharmacoeconomic costs associated with obesity, there remains an unmet need for safe and effective pharmacological interventions. While nearly half of Americans meet the criteria for medical obesity pharmacotherapy, only 2% of adults receive medications for weight loss. Barriers to adequately prescribing weight loss medications may include inadequate training to prescribing such medications, misconceptions that excess body weight is due to lack of willpower, or that obesity is not a disease that should be treated with medications and surgery, even when indicated. We believe that the obesity epidemic continues to be a significant cause of morbidity, mortality and rising health care costs in the United States and represents an underserved therapeutic category for obesity patients.

Treatment for Obesity

Treatments for obesity include lifestyle modification (diet and exercise), pharmaceutical therapies, surgery and device implantation. Modifications to diet and exercise are the preferred initial treatment for obesity. However, demands of sustained lifestyle modification for long periods of time tends to lead to attrition, often resulting in regained weight. When lifestyle modification alone has failed, pharmaceutical therapies are generally recommended.

The global pharmaceutical market for obesity was approximately $1 billion in 2020. With the recent launch of semaglutide for the treatment of obesity in 2021, the obesity market is expected to grow beyond $5 billion by 2025. Longer term estimates forecast the worldwide obesity market to exceed $27 billion by 2031, with the anticipated launches of tirzepatide, a glucose-dependent insulinotropic polypeptide (GIP) and GLP-1 receptor dual agonist, and other novel injectable compounds. Several older approved agents, including amphetamine-like compounds such as naltrexone-bupropion and phentermine-topiramate, are indicated for short-term administration and not expected to contribute significantly to the obesity market.

TERN-601 - a pre-clinical oral GLP-1 for obesity and NASH

Drug Candidate Summary

TERN-601 is an oral, small-molecule glucagon-like peptide-1 receptor (GLP-1R) agonist. Internal discovery of TERN-601 was driven by computational interaction mapping, chemical synthesis and in vitro characterization of approximately 100 GLP-1R agonist compounds. In the fourth quarter of 2021, we nominated TERN-601 as our GLP-1R agonist development candidate for obesity and NASH. We plan to engage in IND-enabling activities for TERN-601 with the goal of initiating a first-in-human clinical trial in 2023.

GLP-1 receptor agonists for obesity and NASH

GLP-1R agonists are intended to address metabolic processes involved in the pathogenesis of obesity, NAFLD, NASH and other metabolic indications. Mechanisms that contribute to increased weight include sedentary lifestyles, increased calorie intake and medications such as insulins and antipsychotics. Insulin resistance, a hallmark of metabolic syndrome, also plays a key role in obesity. The natural endogenous ligand GLP-1 promotes insulin secretion from pancreatic β-cells in a glucose-dependent-manner following food ingestion. GLP-1 has also been shown to reduce glucagon secretion in the liver, slow gastric emptying in the gut, create a sense of satiety in the brain, reduce inflammation and improve cardiac function. As a result, synthetic GLP-1 peptides have been approved for obesity and diabetes, which are conditions often accompanying NASH.

Clinical validation of GLP-1 receptor agonists

The recently approved once-weekly injection of semaglutide for chronic weight management demonstrated an average weight loss of approximately 15% at 68 weeks when used with a reduced calorie meal plan and increased physical activity. Study participants also experienced improvements in blood pressure, cholesterol and blood sugar. Semaglutide also had positive effects on LDL and total cholesterol levels, although benefits were limited primarily to triglyceride reductions.

Activation of the GLP-1 pathway has shown to be effective in driving NASH resolution in recent studies. In a 72-week Phase 2 trial of once-daily subcutaneous semaglutide, 320 biopsy-confirmed NASH patients were randomized to receive 0.1 mg, 0.2 mg, 0.4 mg semaglutide or placebo. The percentage of patients achieving NASH resolution with no worsening of fibrosis was 40%, 36% and 59% in the 0.1 mg, 0.2 mg, and 0.4 mg group, respectively, compared to 17% in the placebo group. The mean percentage weight loss was 13% in the 0.4 mg group compared to 1% in the placebo group. The Phase 2 trial showed treatment with semaglutide resulted in a significantly higher percentage of patients achieving NASH resolution compared to placebo. A meta-analysis to evaluate the efficacy of GLP-1 receptor agonists for the treatment of NAFLD or NASH was published in Metabolites in 2021. The systemic review assessed 11 placebo- or active-controlled Phase 2 clinical trials that used GLP-1 receptor agonists including liraglutide, exenatide, dulaglutide or semaglutide for the treatment of NAFLD or NASH. Compared to placebo or reference therapy, treatment with GLP-1 receptor agonists for a median of 26 weeks was associated with significant reductions in the absolute percentage of liver fat content on magnetic resonance-based techniques (pooled weighted mean difference: −3.9%) and serum liver enzyme levels, as well as with greater histological resolution of NASH without worsening of liver fibrosis (pooled random-effects odds ratio 4.1). Treatment with GLP-1 receptor agonists remain a promising treatment option for NAFLD or NASH warranting further investigation.

The development landscape for GLP-1 compounds is varied, including single agonists, multi-agonists, an agonist-antagonist combination, and can be generally grouped by route of administration. Injectable candidates under development may target GLP-1 and glucagon (ALT-801, BI 456906, cotadutide, and efinopegdutide), GLP-1 and GIP (tirzepatide), GLP-1 agonism and GIP antagonism (AMG 133) or GLP, GIP and glucagon (LY3437943), amongst others. Oral development candidates singly targeting GLP-1 and include LY3502970, danuglipron, PF-07081532 and semaglutide tablets, amongst others.

Limitations of GLP-1 receptor agonists

Approved agents are synthetic peptides and potentially require higher doses administered by frequent subcutaneous injections for the potential treatment of obesity and NASH. The injectable route of administration is likely to limit their use in obesity and NASH patients, particularly if efficacious oral treatments become available. Although an oral GLP-1 peptide formulation is available for the treatment of Type 2 diabetes, it requires high doses, is associated with adverse effects and lacks NASH efficacy data. A non-peptidic small-molecule oral GLP-1 receptor agonist may offer advantages over currently available peptide GLP-1R agonists that have been studied for the treatment of obesity and NASH.

Our solution for GLP-1 receptor agonists

Our GLP-1R program has identified several potentially suitable small-molecule scaffolds. We have optimized these series of compounds and identified structures that are suitable for oral administration, once-daily dosing, and combination or coformulation with other NASH drug candidates within our pipeline. In the fourth quarter of 2021, we nominated a development candidate for our GLP-1R program, designated as TERN-601, and plan to engage in IND-enabling activities for TERN-601 with the goal of initiating a first-in-human clinical trial in 2023.

Other Pipeline Candidate(s)

TRN-000632 is a potent, allosteric BCR-ABL inhibitor targeting the ABL myristoyl pocket that is in development for chronic myeloid leukemia, or CML. In October 2021, Novartis’ asciminib became the first FDA-approved CML treatment that works by binding to the ABL myristoyl pocket. However, in the Phase 3 CML trial of asciminib, over half of patients experienced Grade 3 or greater adverse events, with approximately one third of patients experiencing AEs leading to dose interruption or adjustment. The main efficacy outcome measure, major molecular response (MMR) after 24 weeks of treatment, was achieved in 25.5% of asciminib patients. Based on preclinical studies, we believe TRN-000632 may have superior anti-tumor activity and improved PK properties when compared to asciminib. We out-licensed TRN-000632 to Hansoh Pharmaceuticals for development in the greater China region, while retaining all rights worldwide outside of greater China. TRN-000632 is referred to by Hansoh Pharmaceuticals as HS-10382. In January 2022, the National Medical Products Administration of the People’s Republic of China granted a clinical trial notice (equivalent to an IND in the United States) for TRN-000632 in CML. We intend to explore strategic and partnership options for the development and commercialization of TRN-000632 outside of Greater China.

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

Competition

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. We believe that our pipeline, development experience, and scientific knowledge provide us with competitive advantages. However, we face potential worldwide competition from many different sources, including large multinational pharmaceutical companies, established biotechnology companies, and smaller or earlier stage biotechnology companies. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. Given the high incidence of NASH and obesity, it is likely that the number of companies seeking to develop products and therapies for the treatment of liver metabolic diseases, including NASH and obesity, will increase.

We are aware of both pharmaceutical and biotechnology companies with development programs in NASH. Large pharmaceutical companies that have recently participated in or are participating in the development of NASH treatments include, but are not limited to, AbbVie, Inc., Amgen Inc., AstraZeneca PLC/MedImmune LLC, Bayer AG, Boehringer Ingelheim, Bristol-Myers Squibb Company, Eisai, Inc., Eli Lilly and Company, Gilead Sciences, Inc., GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corp., Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi, Sumitomo Dainippon Pharma Co., Ltd. and Takeda Pharmaceutical Co., Ltd.

We are also aware of both pharmaceutical and biotechnology companies with development programs in obesity. Large pharmaceutical companies that have recently participated in or are participating in the development of obesity treatments include, but are not limited to, Amgen, Inc., Boehringer Ingelheim GmbH, Bristol Myers Squibb Company, Eli Lilly and Co., Hanmi Pharmaceutical Co., Ltd., Johnson & Johnson, LG Chem, Ltd., Novartis AG, Novo Nordisk A/S, Otsuka Holdings Co., Ltd., Pfizer Inc. and Shionogi & Co. Ltd.

In relation to TERN-101, companies who have recently conducted or are currently conducting clinical trials with FXR agonists in the context of NASH include AbbVie, Inc., Ascletis Pharma, Inc., Enanta Pharmaceuticals, Inc., ENYO Pharma SA, Gilead Sciences, Inc., Hepagene Therapeutics, Inc., Intercept Pharmaceuticals, Inc., Metacrine, Inc. and Novartis Pharmaceuticals Corp.

TERN-201, our VAP-1 inhibitor, is a relatively novel mechanism for the treatment of NASH, and thus has little competition we are aware of. The companies who have recently engaged in the development of or are currently developing a VAP-1 inhibitor with NASH as a lead indication are Boehringer Ingelheim GmbH, LG Chem Ltd. and Novo Nordisk A/S.

With regards to TERN-501, companies who have recently conducted or are currently conducting clinical trials targeting THR-β in the context of NASH include Ascletis Pharma Inc., Aligos Therapeutics, Inc., Madrigal Pharmaceuticals, Inc. and Viking Therapeutics, Inc.

In relation to TERN-601, companies who have recently conducted or are currently conducting clinical trials targeting GLP-1 or combinations with GLP-1 in the context of obesity, NASH, Type 2 diabetes or other metabolic syndromes include 9 Meters Biopharma, Inc., Amgen Inc., Altimmune, AstraZeneca plc, Boehringer Ingelheim GmbH, Carmot Therapeutics, Inc., CinRx Pharma, Cyrus Therapeutics, Inc., D&D Pharmatech, Eiger BioPharmaceuticals, Inc., Eli Lilly and Co., Hanmi Pharmaceutical Co., Ltd., ImmunoForge, Co. Ltd., Intarcia Therapeutics, Inc., Invex Therapeutics Inc., Longevity Biotech Inc., Novo Nordisk A/S, Opko Health, Oramed Pharmaceuticals, PegBio Co Ltd., Pfizer Inc., Pharmaxis, Regor Therapeutics Group, Sanofi, Sciwind Biosciences Co., Sun Pharmaceutical Industries Ltd., Viking Therapeutics, Inc., vTv Therapeutics Inc. and Zealand Pharma A/S.

Furthermore, pharmaceutical and biotechnology companies who have recently engaged in the development of or are developing clinical-stage drugs to treat NASH or obesity using mechanisms not mentioned above include 89Bio, Inc., Aardvark Therapeutics, Inc., Akero Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Axcella Health, Inc., Carmot Therapeutics, Inc., Cirius Therapeutics, Inc., CohBar, Inc., Coherus Biosciences Inc., Corcept Therapeutics, Inc., Currax Pharmaceuticals LLC, CymaBay Therapeutics, Inc., CytoDyne Inc., Diasome Pharmaceuticals, Esperion Therapeutics, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gila Therapeutics, Inc., Hanmi Pharmaceutical Co., Ltd., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., Norgine B.V., NorthSea Therapeutics, Inc., Pliant Therapeutics, Inc., Poxel SA, Saniona AB, Sagimet Biosciences, Inc., T3D Therapeutics, Inc., Vivus, Inc., and Zydus Cadila Healthcare.

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

As of February 4, 2022, our owned and exclusively licensed patent portfolio includes:

•
For TERN-101, our FXR agonist, we own six patent families and exclusively license from Eli Lilly and Company, or Eli Lilly, two patent families, which collectively are directed to composition-of-matter coverage of TERN-101, its formulations, and its methods of use (including combination therapy) in the treatment of certain liver, metabolic and other diseases and conditions. The composition-of-matter patent family currently includes one issued U.S. patent and over 20 granted foreign patents. The issued U.S. patent in the composition-of-matter patent family is projected to expire, inclusive of patent term adjustment, in 2029, not including any patent term extensions that may be available. Corresponding foreign patents are generally projected to expire in 2028, not including any patent term extensions that may be available. For more information regarding this exclusive license agreement with Eli Lilly, please see “—Licensing and Other Intellectual Property-Related Agreements.”
•
For TERN-201, our VAP-1 inhibitor, we own four patent families and exclusively license from Eli Lilly two patent families, which collectively are directed to composition-of-matter coverage of TERN-201 and its methods of use (including combination therapy) in the treatment of certain liver, metabolic and other diseases and conditions. The composition-of-matter patent family includes three issued U.S. patents, issued patents in China and the EPO, and 18 pending patent applications in foreign jurisdictions, including Australia, Brazil, Canada, China, the EPO, India, Japan and Korea. The patents in this patent family and any patents issuing from patent applications therein are projected to expire in 2036, not including any patent term extensions that may be available. For more information regarding this exclusive license agreement with Eli Lilly, please see “—Licensing and Other Intellectual Property-Related Agreements.”
•
For TERN-501, our THR-β agonist, we own four patent families which collectively are directed to composition-of-matter coverage of TERN-501 and its methods of use (including combination therapy) in the treatment of certain liver, metabolic, and other diseases and conditions. The composition-of-matter patent family includes two issued U.S. patents and 22 pending applications in foreign jurisdictions, including Australia, Brazil, Canada, China, the EPO, India, Japan, and Korea. Any patents that may issue from applications in the composition-of-matter patent family are generally projected to expire in 2039, not including any patent term adjustments and any patent term extensions that may be available.
•
We own three patent families covering a number of GLP-1R agonists, including TERN-601. Any patents that may issue from applications in these patent families are generally projected to expire in 2041 and 2042, not including any patent term adjustments and any patent term extensions that may be available.
•
For TRN-000632, our small-molecule allosteric inhibitor of the BCR-ABL fusion gene, we own one patent family directed to composition-of-matter coverage of TRN-000632 and its methods of use in the treatment of leukemia and other diseases and conditions. The patent family includes one issued U.S. patent and 20 pending patent applications in foreign jurisdictions, including Australia, Brazil, Canada, China, the EPO, India, Japan, and Korea. Any patents that may issue from applications in the patent family are generally projected to expire in 2039, not including any patent term adjustments and any patent term extensions that may be available. This patent family is subject to an exclusive option and license agreement for the greater China region with Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd., or collectively, Hansoh. For more information regarding this exclusive option and license agreement with Hansoh, please see “—Licensing and Other Intellectual Property-Related Agreements.”

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

As consideration for the exclusive license, we are required to pay Eli Lilly up to an aggregate of $56 million upon the achievement of pre-specified clinical, regulatory and commercial milestone events for TERN-101 Products. No such milestones have been achieved to date under the TERN-101 License Agreement.

We are also required to pay tiered royalties calculated on a calendar year basis, ranging from mid-single digit to mid teen percentages, on annual net sales of TERN-101 Products. The royalty rate is subject to customary reductions, including reductions based on certain generic competition to a TERN-101 Product and amounts paid to any third party under a necessary license to such third party’s patent rights in order to develop, manufacture, commercialize or use a TERN-101 Product. The royalty term will terminate on a country-by-country, TERN-101 Product-by-TERN-101 Product basis on the later of (i) the expiration date of the last valid claim within the licensed patent rights infringed by the sale of such TERN-101 Product in such country, (ii) the loss of regulatory exclusivity for such TERN-101 Product in such country, and (iii) the tenth anniversary of the first commercial sale of such TERN-101 Product in such country.

Any intellectual property or inventions developed solely by either party in connection with activities conducted pursuant to the TERN-101 License Agreement shall be owned solely by that party, and any jointly-developed intellectual property or inventions shall be jointly owned (although no joint development activities are anticipated). We have the sole responsibility to prosecute and maintain and the first right (but no obligation) to defend and enforce certain patents licensed under the TERN-101 License Agreement, including any patents that are solely and directly related to LY2562175 or TERN-101 Products.

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

As initial consideration for the license under the TERN-201 License Agreement, we paid Eli Lilly a non-refundable, upfront payment of $4 million. As additional consideration for the exclusive license, we are required to pay Eli Lilly up to an aggregate of $104 million upon the achievement of specified clinical and regulatory milestone events for TERN-201 Products. No such milestones have been achieved to date under the TERN-201 License Agreement.

We are also required to pay tiered royalties, ranging from mid-single digit to mid-teen percentages, on annual net sales of TERN-201 Products. The royalty rate is subject to customary reductions, including reductions based on certain generic competition to a TERN-201 Product and amounts paid to any third party under a necessary license to such third party’s patent rights in order to develop, manufacture, commercialize or use a TERN-201 Product. The royalty term will terminate on a country-by-country, TERN-201 Product-by-TERN-201 Product basis on the later of (i) the expiration date of the last valid claim within the licensed patent rights infringed by the sale of such TERN-201 Product in such country, (ii) the loss of regulatory exclusivity for such TERN-201 Product in such country, and (iii) the tenth anniversary of the first commercial sale of such TERN-201 Product in such country.

Any intellectual property or inventions developed solely by either party in connection with activities conducted pursuant to the TERN-201 License Agreement shall be owned solely by that party, and any jointly-developed intellectual property or inventions shall be jointly owned (although no joint development activities are anticipated). We have the sole responsibility to prosecute and maintain and the first right (but no obligation) to defend and enforce certain patents licensed under the TERN-201 License Agreement, including any patents that are solely and directly related to LY3379274 or TERN-201 Products.

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

THR-β Agonist Assignment Agreement with Vintagence Biotechnology Ltd.

In June 2019, we entered into an assignment agreement with Vintagence Biotechnology Ltd., or Vintagence, pursuant to which Vintagence assigned to us certain worldwide intellectual property rights and know-how directed to THR-β agonists. In particular, we have been assigned all rights, title and interest in and to a Chinese patent application and any patents or patent applications resulting or derived therefrom in any country, know-how, and potentially certain other patents or patent applications relating to our THR-β program. We are also entitled to license the rights granted to us under the assignment agreement to our affiliates, licensees or contractors. We will be responsible for all regulatory activities, including the obtaining of regulatory approvals for a product. We must use commercially reasonable efforts to develop and commercialize a product based on the assigned intellectual property in each of several major market territories.

During the term of the assignment agreement, Vintagence and its affiliates may not develop, manufacture, commercialize or otherwise exploit any compound covered by any of the assigned patent rights. In the event Vintagence develops a THR-β agonist not covered by the assigned patent rights, we will have the first right (but no obligation) to negotiate an assignment or license to exclusively develop, manufacture, commercialize or otherwise exploit such agonist worldwide.

As initial consideration for the assignment, we paid Vintagence an upfront payment of CNY 5 million ($0.7 million). As additional consideration, we are required to pay Vintagence up to an aggregate of CNY 205 million (approximately $32 million) upon the achievement of specified developmental, clinical and regulatory milestone events with respect to products covered by the agreement.

We have the sole responsibility and decision-making authority to prosecute the assigned patents. However, if we decline to pay the prosecution costs for any assigned patent, Vintagence shall have the right to prosecute such assigned patent. If Vintagence takes over prosecution of such assigned patent, we must assign such assigned patent back to Vintagence. We also have the first right (but no obligation) to enforce the assigned patents and know-how. If we do not take any steps to enforce any of the assigned patents or know-how against any infringing third party, Vintagence has the right to take any actions necessary to abate such infringement.

The assignment agreement will continue on a country-by-country basis until we have paid all milestone payments. We may terminate the assignment agreement in its entirety or on a covered product-by-covered product and country-by-country basis without cause with 60 days’ prior written notice. Either party may terminate the assignment agreement for the other party’s material breach that remains uncured for 90 days or for the other party’s bankruptcy, insolvency or similar arrangement for the benefit of creditors. If we terminate the assignment agreement without cause or if Vintagence terminates the assignment agreement for our uncured material breach, we must transfer the assigned intellectual property back to Vintagence.

TRN-000632 Exclusive Option and License Agreement with Hansoh Pharmaceuticals

In July 2020, we, along with our subsidiaries, CaspianTern LLC and Terns, Inc., entered into an exclusive option and license agreement with Hansoh pursuant to which we granted an exclusive option to Hansoh to obtain an exclusive, sub-licensable and royalty-bearing license under certain patent and other intellectual property rights owned or controlled by us, including patents claiming the composition of TRN-000632, our small-molecule allosteric inhibitor of the BCR-ABL fusion gene, and methods of using the same, to research, develop, manufacture, use, distribute, sell and otherwise exploit therapeutic products containing TRN-000632, or Hansoh Products, for all prophylactic, palliative, therapeutic and/or diagnostic uses in human diseases and disorders in the field of oncology in mainland China, Taiwan, Hong Kong, and Macau, or the Hansoh Territory. In November 2021, Hansoh exercised its option to in-license TRN-000632 in accordance with the terms of the exclusive option and license agreement. We retain co-exclusive rights under certain know-how licensed to Hansoh and all rights under the patent rights outside of the field of oncology and Hansoh Territory. At our request, the parties will enter into a manufacturing and technology transfer agreement under which Hansoh will provide technical assistance and support related to the manufacture of Hansoh Products containing TRN-000632 as the sole active ingredient, at our cost. Pursuant to the terms of the option and license agreement, Hansoh must use commercially reasonable efforts to develop and commercialize a Hansoh Product in the Hansoh Territory and Hansoh may not exploit any other product in the Hansoh Territory with the same primary mechanism of action as the Hansoh Products.

As consideration for the exclusive option, we received an upfront, refundable payment of $1 million, which became non-refundable upon Hansoh’s exercise of its option in November 2021. Under the license, Hansoh has agreed to pay us up to an aggregate of $67.0 million upon the achievement of pre-specified clinical, regulatory and sales milestones with respect to the Hansoh Products. No such milestones have been achieved to date under this option and license agreement. Hansoh must also pay us royalties of a mid-single digit percentage on net sales of all Hansoh Products. The royalty rate is subject to customary reductions, including reductions based on generic competition to the Hansoh Products and royalties paid to any third party under a license to such third party’s rights necessary to commercialize a Hansoh Product. The royalty term will terminate on a Hansoh Product-by-Hansoh Product and country-by-country basis on the later of (i) the expiration date of the last valid claim within the licensed patent rights covering such Hansoh Product in such country, (ii) the loss of regulatory exclusivity for such Hansoh Product in such country, and (iii) the tenth anniversary of the first commercial sale of such Hansoh Product in such country.

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

The option and license agreement shall expire upon the expiration of the last-to-expire royalty term for the Hansoh Products in the Hansoh Territory. Upon expiration of the option and license agreement, the license under our know-how granted to Hansoh shall be considered fully paid-up, perpetual and co-exclusive. Either we or Hansoh may terminate the option and license agreement if the other party commits a material breach of the agreement and fails to cure that breach within 90 days after written notice is provided, or in the event of insolvency of the other party. Hansoh may terminate the option and license agreement upon 180 days’ prior written notice. Hansoh may also terminate the option and license agreement upon 60 days’ prior written notice if we undergo certain change of control events. If Hansoh terminates the option and license agreement upon such change of control events, we must negotiate with Hansoh the terms of an assignment of our entire right, title and interest in and to TRN-000632 and the Hansoh Products, including all intellectual property rights therein, in the Hansoh Territory and Hansoh shall provide us the fair market value of such assignment.

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

While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The actual review time may be significantly longer, depending on the complexity of the review, FDA requests for additional information and the sponsor’s submission of additional information.

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

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

Expedited Development and Review Programs

The FDA has a number of programs intended to expedite the development or review of products that meet certain criteria. For example, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the review team during product development, and the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may also designate a product candidate as a “Breakthrough Therapy” if the product candidate is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product candidate submitted to the FDA for approval, including a product with a Fast Track designation or Breakthrough Therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA for a product candidate is eligible for priority review if the product candidate has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints, and the drug may be subject to accelerated withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

Fast Track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our drug and combination therapy candidates as appropriate.

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

Foreign Government Regulation

Our product candidates will be subject to similar laws and regulations imposed by jurisdictions outside of the United States, and, in particular, the European Union, or EU, which may include, for instance, applicable clinical trial, marketing authorization and post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign jurisdictions. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Regulations Governing Marketing Authorization of Medicinal Products in the EU

Non-clinical studies and clinical trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practice, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice, or GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of a product candidate in the EU, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“centralized MAs,” which are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and are valid throughout the EU. The centralized procedure is mandatory for certain types of product candidates, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, such as gene therapy, somatic cell-therapy or tissue-engineered medicinal products, and (iv) medicinal products indicated for the treatment of HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune or other immune dysfunctions and viral diseases. The centralized procedure is optional for any products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or for which the granting of a MA would be in the interest of public health in the EU; and
•
“national MAs,” which are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Adaptive pathways

The EMA has adaptive pathways programs which allow for early and progressive patient access to a medicine. The adaptive pathways concept is an approach to medicines approval that aims to improve patients’ access to medicines which have potential to address unmet medical needs. To achieve this goal, several approaches are envisaged: identifying small populations with severe disease where a medicine’s benefit-risk balance could be favorable; making more use of real-world data where appropriate to support clinical trial data; and involving health technology assessment bodies early in development to increase the chance that medicines will be recommended for payment and ultimately covered by national healthcare systems. The adaptive pathways concept applies primarily to treatments in areas of high medical need where it is difficult to collect data via traditional routes and where large clinical trials would unnecessarily expose patients who are unlikely to benefit from the medicine. The approach builds on regulatory processes already in place within the existing EU legal framework. These include: scientific advice; compassionate use; the conditional approval mechanism (for medicines addressing seriously debilitating or life-threatening diseases or rare diseases); patient registries and other pharmacovigilance tools that allow collection of real-life data and development of a risk-management plan for each medicine.

The adaptive pathways program does not change the standards for the evaluation of benefits and risks or the requirement to demonstrate a positive benefit-risk balance to obtain MA.

PRIME scheme

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

Data and marketing exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, or reference medicinal products qualify for eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Post-approval requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAA must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

Failure to comply with the aforementioned EU and member state laws may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Other U.S. Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims and transparency laws and regulations with respect to drug pricing and payments or other transfers of value made to physicians and other healthcare professionals. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, integrity oversight and reporting obligations, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs and individual imprisonment.

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

Outside of the United States, the pricing of pharmaceutical products is subject to governmental control in many countries. In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

Government Drug Price Reporting

The Medicaid Drug Rebate Program, the 340B drug pricing program, the U.S. Department of Veterans Affairs Federal Supply Schedule program, and other governmental drug pricing programs require participating manufacturers to report certain product and pricing data to the government. Pricing calculations vary among products and programs, are complex, and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts, which can change and evolve over time. Manufacturers may be held liable for errors associated with submission of data under these programs, including potential civil monetary penalties per item of falsely reported or misrepresented drug pricing information. Such failure also could be grounds for other sanctions, such as termination from the Medicaid Drug Rebate Program. Further, a growing number of states have enacted drug price transparency laws requiring pharmaceutical manufacturers to report information to certain state agencies and other parties. Many of these laws provide for civil monetary penalties and other enforcement mechanisms if manufacturers are found to have violated requirements.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the ACA has been challenged at the U.S. Supreme Court multiple times since its enactment. While the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA, there may be other efforts to challenge, repeal or replace the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which will remain in effect through 2030 absent additional congressional action, with the exception of a temporary suspension due to the COVID-19 pandemic from May 1, 2020 through July 1, 2021 (with a 1% payment reduction from April 1 to June 30, 2022). Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation.

In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Data Privacy and Security Laws

Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act, or FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information, and could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the GDPR imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Management

As of December 31, 2021, we had 41 employees, all of whom were full-time, all of whom are engaged in research and development activities, operations, or finance and administration. 14 of our employees hold doctorate degrees (Ph.D., M.D. or Pharm.D.). None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Summary of Principal Risks Associated with Our Business

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
•
Our clinical-stage programs are currently focused on developing single-agent and combination therapy candidates for the treatment of NASH, an indication for which there is currently no approved therapy in the United States or Europe. There is a heightened risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, that the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval. This makes it difficult to predict the timing and costs of the clinical development of our single-agent and combination therapy candidates for the treatment of NASH.
•
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
•
If we fail to attract and retain senior management and key scientific personnel or if we lose our personnel for health or other reasons, our business may be materially and adversely affected.
•
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

We have had significant operating losses since our inception. Our net loss attributable to common stockholders for the years ended December 31, 2021 and 2020 was approximately $50.2 million and $29.4 million, respectively. As of December 31, 2021, we had an accumulated deficit of $182.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our single-agent and combination therapy candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional funding to finance our operations and achieve our goals. Failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

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

As of December 31, 2021, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $166.0 million. We expect our existing capital resources will fund our planned operating expenses into 2024. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•
the scope, progress and costs of researching and developing our current single-agent and combination therapy candidates or any other future single-agent and combination therapy candidates we choose to pursue;
•
the success or failure of our ongoing clinical trials of our current single-agent and combination therapy candidates;
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
•
expenses associated with the potential in-licensing or acquisition of new technologies or therapy candidates;
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If adequate funds are not available to us on a timely basis, we may be required to:

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

Due to the significant resources required for the development of our single-agent and combination therapy candidates, we must prioritize development of certain single-agent and combination therapy candidates and/or certain disease indications, with our current clinical-stage drug candidates focused on NASH. We may expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on single-agent and combination therapy candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Our clinical-stage programs are currently focused on developing a portfolio of small-molecule single-agent and combination therapy candidates for the treatment of non-alcoholic steatohepatitis, or NASH. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing our three clinical-stage programs, TERN-101, TERN-201 and TERN-501, in identified indications and exploring additional indications or mechanisms such as our GLP-1R agonist, TERN-601, which is in preclinical development, as well as developing future single-agent and combination therapy candidates. We also aim to conduct combination trials of our single-agent drug candidates. However, due to the significant resources required for the development of our single-agent and combination therapy candidates, we must focus on specific diseases and disease pathways and decide which single-agent and combination therapy candidates to pursue and the amount of resources to allocate to each such single-agent or combination therapy candidate.

Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular single-agent and combination therapy candidates or therapeutic areas may not lead to the development of any viable commercial drug and may divert resources away from better opportunities. Similarly, any decision to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or single-agent and combination therapy candidates or misread trends in NASH or other indications or in the pharmaceutical, biopharmaceutical or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other single-agent and combination therapy candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such single-agent and combination therapy candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

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

Our business has been affected and could in the future be adversely affected by the effects of the COVID-19 global pandemic. As the COVID-19 pandemic continues, we may experience ongoing disruptions that could severely impact our business and clinical trials, including:

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
•
delays in supplies and materials necessary for preclinical studies, including animal subjects for our preclinical studies;
•
the interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•
the risk that participants enrolled in our clinical trials or study staff conducting the clinical trial visits will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events, or the ability to complete study visits and collect data; and
•
the refusal of the FDA or foreign regulatory authorities to accept data from clinical trials in affected geographies.

These and other disruptions in our operations and the global economy could negatively impact our business, operating results and financial condition.

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. For example, the COVID-19 pandemic may impact patient enrollment, visits or continued participation in our ongoing trials, including our Phase 1b AVIATION Trial of TERN-201, and our planned trials, such as our Phase 2a clinical trial of TERN-501 and TERN-101. In particular, some sites have in the past or may in the future pause enrollment to focus on, and direct resources to, COVID-19, while at other sites, patients may choose not to enroll or continue participating in the clinical trial as a result of the pandemic. In addition, patient visits to medical providers in the United States have slowed as a result of the COVID-19 pandemic. Further, according to the Centers for Disease Control and Prevention, people who have serious chronic medical conditions are at higher risk of getting very sick from COVID-19. As a result, potential patients in our ongoing or planned clinical trials may choose to not enroll, not participate in follow-up clinical visits or drop out of the trials as a precaution against contracting COVID-19. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services.

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

In addition, we may encounter a shortage in supplies of, or in delays in shipping, our study drug or other components of the clinical trial vital for successful conduct of the trial. Further, the successful conduct of our clinical trials depends on retrieving laboratory, imaging and other data from patients. Any failure by the vendors with which we work with to send us such data could impair the progress of such clinical trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our study sites or third-party manufacturing facilities upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our drug and combination therapy candidates or other goods or services used in our clinical trials. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to the COVID-19 pandemic, our ability to continue meeting clinical supply demand for our drug and combination therapy candidates or otherwise advancing development of our single-agent and combination therapy candidates may become impaired.

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

We have no drugs or combination therapies approved for sale, and our clinical-stage programs are in early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our single-agent and combination therapy candidates and, in particular, the advancement of our current clinical-stage programs, which are in early stages of clinical development. Given our stage of development, it may be many years, if we succeed at all, before we have demonstrated the safety and efficacy of a single-agent or combination therapy candidate sufficient to warrant approval for commercialization. We cannot be certain that our single-agent and combination therapy candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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
•
the ability of third parties with whom we contract to manufacture adequate clinical trial and commercial supplies of our single-agent and combination therapy candidates or any future single-agent and combination therapy candidates to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMPs or similar foreign requirements;
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
•
obtaining institutional review board, or IRB, or ethics committee approval at each site;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Our most advanced drug candidates are under development for the treatment of NASH, an indication for which there is currently no approved therapy in the United States or Europe. For indications where there is no approved therapy, there is a heightened risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, that the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval. This may make it difficult to predict the timing and costs of the clinical development of our single-agent and combination therapy candidates.

Our most advanced single-agent and combination therapy candidates are under development for the treatment of NASH, an indication for which there is currently no approved therapy in the United States or Europe. The regulatory approval process for novel drug candidates can be more expensive and take longer than for other, better known or extensively studied drug candidates. As other companies are in later stages of clinical trials for their potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and approval endpoints, in ways that we cannot predict today.

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even though our pivotal clinical trials for a specific indication may achieve their primary endpoints and are reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our single-agent and combination therapy candidates on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States. Even if our regulatory application is accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such regulatory application does not contain adequate clinical or other data or support the approval of the single-agent and combination therapy candidate. In such a case, the FDA may issue a complete response letter that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide additional information or data before it will reconsider an application for approval. Any such requirements may be substantial, expensive and time-consuming, and there is no guarantee that we will continue to pursue such application or that the FDA will ultimately decide that any such application supports the approval of the single-agent or combination therapy candidate. As an example, the FDA recently returned a complete response to an NDA submitted by Intercept Pharmaceuticals, Inc. for the drug candidate obeticholic acid, or OCA, for the treatment of NASH. The efficacy of OCA for the treatment of NASH was based on the surrogate histologic endpoint of improvement of fibrosis as shown by liver biopsy with no worsening of NASH in lieu of clinical outcomes in the NASH patients enrolled in the trial, such as overall survival and time to liver transplant. Such decisions may impact our future NASH clinical trial designs, including trial size and approval endpoints, in ways that we cannot predict today. Furthermore, the FDA may also refer any regulatory application to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient revenue to maintain our business. Similar risks may apply in foreign jurisdictions.

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

Our anticipated development costs would likely increase if development of any current or future single-agent or combination therapy candidate is delayed because we are required by the FDA or similar foreign regulatory authorities to perform studies or trials in addition to, or different from, those that we currently conduct or anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

We also may evaluate our single-agent and combination therapy candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We may not be able to market and sell any single-agent or combination therapy candidate we develop in combination with an unapproved therapy if that unapproved therapy does not ultimately obtain marketing approval. In addition, unapproved therapies face the same risks described with respect to our single-agent and combination therapy candidates currently in development, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA or EMA approval. If the FDA, EMA or similar foreign regulatory authorities do not approve these other therapies or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the therapies we choose to evaluate in combination with our single-agent and combination therapy candidates, we may be unable to obtain approval of or market any such single-agent or combination therapy candidate.

We may also evaluate our single-agent and combination therapy candidates or develop new drug candidates for indications outside of NASH which do not have approved therapies or do not have a clearly defined regulatory pathway. For such indications, we may face similar challenges as the ones described above for our NASH drug candidates.

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

We are aware of both pharmaceutical and biotechnology companies with development programs in NASH. Large pharmaceutical companies that have recently participated in or are participating in the development of NASH treatments include, but are not limited to, AbbVie, Inc., Amgen Inc., AstraZeneca PLC/MedImmune LLC, Bayer AG, Boehringer Ingelheim, Bristol-Myers Squibb Company, Eisai, Inc., Eli Lilly and Company, Gilead Sciences, Inc., GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corp., Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi, Sumitomo Dainippon Pharma Co., Ltd. and Takeda Pharmaceutical Co., Ltd.

We are also aware of both pharmaceutical and biotechnology companies with development programs in obesity. Large pharmaceutical companies that have recently participated in or are participating in the development of obesity treatments include, but are not limited to, Amgen, Inc., Boehringer Ingelheim GmbH, Bristol Myers Squibb Company, Eli Lilly and Co., Hanmi Pharmaceutical Co., Ltd., Johnson & Johnson, LG Chem, Ltd., Novartis AG, Novo Nordisk A/S, Otsuka Holdings Co., Ltd., Pfizer Inc. and Shionogi & Co. Ltd.

In relation to TERN-101, companies who have recently conducted or are currently conducting clinical trials with FXR agonists in the context of NASH include AbbVie, Inc., Ascletis Pharma, Inc., Enanta Pharmaceuticals, Inc., ENYO Pharma SA, Gilead Sciences, Inc., Hepagene Therapeutics, Inc., Intercept Pharmaceuticals, Inc., Metacrine, Inc. and Novartis Pharmaceuticals Corp.

TERN-201, our VAP-1 inhibitor, is a relatively novel mechanism for the treatment of NASH, and thus has little competition we are aware of. The companies who have recently engaged in the development of or are currently developing a VAP-1 inhibitor with NASH as a lead indication are Boehringer Ingelheim GmbH, LG Chem Ltd. and Novo Nordisk A/S.

With regards to TERN-501, companies who have recently conducted or are currently conducting clinical trials targeting THR-β in the context of NASH include Ascletis Pharma Inc., Aligos Therapeutics, Inc., Madrigal Pharmaceuticals, Inc. and Viking Therapeutics, Inc.

In relation to TERN-601, companies who have recently conducted or are currently conducting clinical trials targeting GLP-1 or combinations with GLP-1 in the context of obesity, NASH, Type 2 diabetes or other metabolic syndromes include 9 Meters Biopharma, Inc., Amgen Inc., Altimmune, AstraZeneca plc, Boehringer Ingelheim GmbH, Carmot Therapeutics, Inc., CinRx Pharma, Cyrus Therapeutics, Inc., D&D Pharmatech, Eiger BioPharmaceuticals, Inc., Eli Lilly and Co., Hanmi Pharmaceutical Co., Ltd., ImmunoForge, Co. Ltd., Intarcia Therapeutics, Inc., Invex Therapeutics Inc., Longevity Biotech Inc., Novo Nordisk A/S, Opko Health, Oramed Pharmaceuticals, PegBio Co Ltd., Pfizer Inc., Pharmaxis, Regor Therapeutics Group, Sanofi, Sciwind Biosciences Co., Sun Pharmaceutical Industries Ltd., Viking Therapeutics, Inc., vTv Therapeutics Inc. and Zealand Pharma A/S.

Furthermore, pharmaceutical and biotechnology companies who have recently engaged in the development of or are developing clinical-stage drugs to treat NASH or obesity using mechanisms not mentioned above include 89Bio, Inc., Aardvark Therapeutics, Inc., Akero Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Axcella Health, Inc., Carmot Therapeutics, Inc., Cirius Therapeutics, Inc., CohBar, Inc., Coherus Biosciences Inc., Corcept Therapeutics, Inc., Currax Pharmaceuticals LLC, CymaBay Therapeutics, Inc., CytoDyne Inc., Diasome Pharmaceuticals, Esperion Therapeutics, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gila Therapeutics, Inc., Hanmi Pharmaceutical Co., Ltd., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., Norgine B.V., NorthSea Therapeutics, Inc., Pliant Therapeutics, Inc., Poxel SA, Saniona AB, Sagimet Biosciences, Inc., T3D Therapeutics, Inc., Vivus, Inc., and Zydus Cadila Healthcare.

It is also probable that the number of companies seeking to develop drugs and therapies for the treatment of serious diseases we pursue, such as NASH or obesity, will increase.

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

Certain alternative treatments that may be approved and offered by competitors in the future may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our single-agent and combination therapy candidates, which could give such products significant regulatory and market timing advantages over any of our single-agent and combination therapy candidates. Our competitors also may obtain FDA or other foreign regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our single-agent and combination therapy candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section of this Annual Report on Form 10-K captioned Item 1. “Business—Competition.”

The lack of widely-accepted non-invasive methods for the diagnosis of NASH is likely to present a major challenge to the market penetration of our single-agent and combination therapy candidates for the treatment of NASH.

Historically, liver biopsy has been the standard approach for the diagnosis of inflammation and fibrosis associated with NASH. However, the procedure-related morbidity and, in rare cases, mortality, sample errors, costs, patient discomfort and thus lack of patient interest in undergoing the procedure limit its use. As such, only patients with a high risk of NASH, which includes patients with metabolic syndrome and an indication of non-alcoholic fatty liver disease, or NAFLD, are generally referred for liver biopsy. Because NASH tends to be asymptomatic until the disease progresses, many individuals with NASH remain undiagnosed until the disease has reached its late stages. The lack of widely-accepted non-invasive methods for the diagnosis of NASH is likely to present a major challenge to the market penetration of our single-agent and combination therapy candidates for the treatment of NASH, if ever commercialized, as many practitioners and patients may not be aware that a patient suffers from NASH and requires treatment. As such, use of our single-agent and combination therapy candidates for the treatment of NASH might not be as wide-spread as our actual target market and this may limit the commercial potential of such single-agent and combination therapy candidates.

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

While non-invasive diagnostic approaches are being advanced, their use in the diagnosis of NASH and monitoring of response to treatment has not been broadly recommended in professional treatment guidelines. Moreover, some diagnostics in development have not yet been clinically-validated, have uncertain timetables for clinical validation, and may also be subject to regulation by FDA or other regulatory authorities as medical devices and may require premarket clearance, approval or certification.

Our single-agent and combination therapy candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our single-agent and combination therapy candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. While our clinical stage single-agent product candidates have been generally well-tolerated, we have observed adverse events and laboratory abnormalities in the clinical trials for each of our single-agent candidates. For example, in our Phase 2a LIFT Trial of TERN-101 in NASH patients, we observed mild-to-moderate pruritus in the TERN-101 dose groups and statistically significant increases in low-density lipoprotein, or LDL, cholesterol in the 15 mg dose group as compared to placebo. Drugs with similar mechanism of actions to those we are developing have shown tolerability issues, including pruritus and adverse lipid changes in other FXR agonists, non-selective MAO inhibition in other VAP-1 inhibitors and potential cardiac toxicity in other THR-β agonists. It is possible that our drug candidates will display similar, more pronounced or previously unobserved safety and tolerability issues and adverse events when evaluated in longer clinical trials in larger patient populations despite the results we have observed in our clinical trials to date.

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

Obtaining regulatory approval of an NDA or similar applications required in foreign jurisdictions can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize a single-agent or combination therapy candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory authorities, that such single-agent and combination therapy candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for regulatory approval varies depending on the single-agent or combination therapy candidate, the disease or condition that the single-agent or combination therapy candidate is designed to address, and the regulations applicable to any particular single-agent or combination therapy candidate.

Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our single-agent and combination therapy candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering single-agent and combination therapy candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a single-agent or combination therapy candidate for any or all indications. The FDA or other regulatory authorities may also require us to conduct additional studies or trials for our single-agent and combination therapy candidates either prior to or post-approval, such as additional clinical pharmacology studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the primary endpoints or the number of subjects in our clinical trials.

The FDA or any foreign regulatory authorities can delay, limit or deny approval of our single-agent and combination therapy candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

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

We have received Fast Track designation for TERN-101, TERN-201, and TERN-501 for the treatment of NASH, and we may seek Fast Track designation for some or all of our other single-agent and combination therapy candidates. We may not receive such designation, and even for those single-agent and combination therapy candidates for which we do, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that single-agent and combination therapy candidates will receive marketing approval.

We have received Fast Track designation from the FDA for TERN-101, TERN-201, and TERN-501 for the treatment of NASH, and we may seek Fast Track designation for some of our other single-agent and combination therapy candidates. If a drug is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the drug may qualify for FDA Fast Track designation, for which sponsors must apply. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA has broad discretion whether or not to grant this designation. Thus, even if we believe a particular single-agent or combination therapy candidate is eligible for this designation, the FDA may decide not to grant it. Moreover, even if we do receive Fast Track designation, we or our collaborators may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

A Breakthrough Therapy designation by the FDA, even if granted for any of our single-agent and combination therapy candidates, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our single-agent and combination therapy candidates will receive marketing approval.

We may seek a Breakthrough Therapy designation for one or more of our single-agent and combination therapy candidates if the clinical data support such a designation for one or more single-agent and combination therapy candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drug candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Breakthrough Therapy designation also provides the sponsor with the same benefits as Fast Track designation, including potential for rolling review of an NDA submission.

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

Any regulatory approvals that we receive for our single-agent and combination therapy candidates may be subject to limitations on the approved indicated uses for which the drug may be marketed or the conditions of approval, or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the single-agent or combination therapy candidate. The FDA may also require us to adopt a REMS, and foreign regulatory authorities may require us to adopt similar risk management measures, to ensure that the benefits of treatment with such single-agent or combination therapy candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any drug that we develop alone or with collaborators.

In addition, if the FDA or a comparable foreign regulatory authority approves a single-agent or combination therapy candidate, the manufacturing, quality control, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the approved drug will be subject to extensive and ongoing regulatory requirements. The FDA and foreign regulatory authorities also require submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and similar foreign requirements and good clinical practice, or GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a single-agent or combination therapy candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Advertising and promotion of any single-agent or combination therapy candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the U.S. Federal Trade Commission, the Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any single-agent or combination therapy candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of drugs for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions or civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our single-agent and combination therapy candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the policies advanced by the Biden Administration and the recently appointed FDA Commissioner may impact our business and industry and the regulation of our products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, such as the European Medicines Agency, or EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our single-agent or combination therapy candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture our single-agent and combination therapy candidates must be approved by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit our NDA to the FDA or comparable applications to those foreign authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs or similar foreign requirements for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our single-agent and combination therapy candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our single-agent and combination therapy candidates, if approved.

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

We currently do not have the ability to independently conduct preclinical studies that comply with the regulatory requirements known as good laboratory practice, or GLP, requirements. The FDA and regulatory authorities in other jurisdictions require us to comply with GCP requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GLP-compliant nonclinical studies and GCP-compliant clinical trials on our single-agent and combination therapy candidates properly and on time. While we will have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP nonclinical studies and our GCP clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct GLP-compliant preclinical and nonclinical studies and GCP-compliant clinical trials for our single-agent and combination therapy candidates, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Even if one or more of our single-agent or combination therapy candidates receive FDA or other regulatory approvals, the commercial success of any of our current or future single-agent and combination therapy candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. Given the number of drugs in development for the treatment of NASH, obesity and other indications we may pursue, if we are unsuccessful in achieving a differentiated profile with our single-agent and combination therapy candidates based on efficacy, safety and tolerability, dosing and administration, market acceptance will be limited. Our single-agent and combination therapy candidates may not be commercially successful for a variety of reasons, including, among other things, competitive factors, pricing or physician preference, reimbursement by insurers, the degree and rate of physician and patient adoption of our current or future single-agent and combination therapy candidates. If approved, the commercial success of our single-agent and combination therapy candidates will depend on a number of factors, including:

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
•
limitations or warnings contained in the approved labeling for our drugs;
•
the willingness of physicians, operators of clinics and patients to utilize or adopt our drugs and combination therapies as a solution;
•
any FDA requirement to undertake a REMS or similar foreign regulatory requirement;
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
•
the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

If we successfully commercialize any of our product candidates, we may participate in the Medicaid Drug Rebate Program or other governmental pricing programs, and may become subject to state drug price transparency requirements. Our failure to comply with the related reporting and payment obligations could result in additional reimbursement requirements, penalties, sanctions and fines that could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

The Medicaid Drug Rebate Program, the 340B drug pricing program, the U.S. Department of Veterans Affairs Federal Supply Schedule program, and other governmental pricing programs require participating manufacturers to report certain product and pricing data to the government. Pricing calculations vary among products and programs, are complex, and are often subject to interpretation by manufacturers, governmental or regulatory agencies, and the courts, which can change and evolve over time. If we successfully commercialize any of our product candidates and participate in such governmental pricing programs, we may be held liable for errors associated with our submission of data. That liability could be significant, including potential civil monetary penalties per item of falsely reported or misrepresented drug pricing information. Such failure also could be grounds for other sanctions, such as termination from the Medicaid Drug Rebate Program. We cannot provide assurance that any of our submissions, if we participate in government price reporting programs, will not be found by a governmental agency to be incomplete, incorrect, or otherwise non-compliant. Further, a growing number of states have enacted drug price transparency laws requiring pharmaceutical manufacturers to report information to certain state agencies and other parties. Many of these laws provide for civil monetary penalties and other enforcement mechanisms if manufacturers are found to have violated requirements.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension due to the COVID‑19 pandemic from May 1, 2020 through July 1, 2022 (with a 1% payment reduction from April 1 to June 30, 2022), unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our future customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Centers for Medicare and Medicaid Services, or CMS, may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Recently, the Biden Administration has proposed and the U.S. House of Representatives passed the Build Back Better Act, which incorporates a number of proposed measures aimed at lowering the cost of prescription medications. For example, the Build Back Better Act, if enacted, would establish a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. While it is unclear as to what limitations on drug pricing will ultimately be included in the Build Back Better Act, or whether the Build Back Better Act will be enacted at all, any limitations on the pricing of medications may have a negative impact on us and the broader biopharmaceutical industry, and similar or other drug pricing proposals could appear in future legislation. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our single-agent and combination therapy candidates or additional pricing pressures.

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

We intend to initially focus our single-agent and combination therapy candidate development on therapies for the treatment of serious diseases such as NASH and obesity. Our projections of addressable patient populations that have the potential to benefit from treatment with our single-agent and combination therapy candidates are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our single-agent and combination therapy candidates may not ultimately be amenable to treatment with our single-agent and combination therapy candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates are inaccurate, the market opportunities for any of our single-agent and combination therapy candidates could be significantly diminished and have an adverse material impact on our business.

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

Our commercial success depends on our ability to develop, manufacture and market our current and any future single-agent and combination therapy candidates that may be approved for sale, and to use our proprietary technology without infringing the patents and other intellectual property rights of third parties. If any third-party patents or other intellectual property rights are found to cover our single-agent and combination therapy candidates or their compositions, methods of use or manufacturing, we may be required to pay damages, which could be substantial, and we would not be free to manufacture or market our single-agent and combination therapy candidates or to do so without obtaining a license, which may not be available on commercially reasonable terms, or at all. Regardless of merits, intellectual property disputes can be costly to defend, time-consuming and may cause our business, operating results and financial condition to suffer.

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

From time to time, we may be subject to legal proceedings and claims with respect to intellectual property with respect to our single-agent and combination therapy candidates and technologies we use in our business. We may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. Litigation may make it necessary to defend ourselves by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. Interference or derivation proceedings provoked by third parties or brought by us or declared by the United States Patent and Trademark Office, or USPTO, may be necessary to determine the priority of inventions or establish proprietary rights with respect to our patents or patent applications or those of our licensors. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, the claims can be time consuming, divert management attention and financial resources and are costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to cease developing, manufacturing, or commercializing the infringing single-agent and combination therapy candidate, stop treating certain conditions, obtain licenses or modify our drugs or combination therapies and features while we develop non-infringing substitutes, or may result in significant settlement costs. For example, litigation can involve substantial damages for infringement, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees. We may also be prohibited from selling or licensing our single-agent and combination therapy candidates unless the third party licenses rights to us, which it is not required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our single-agent and combination therapy candidates.

Although we have reviewed certain third-party patents and patent applications that we believe may be relevant to certain of our single-agent and combination therapy candidates, we have not conducted a freedom-to-operate search or analysis for all of our single-agent and combination therapy candidates. As such, we may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our single-agent and combination therapy candidates. Thus, we cannot guarantee that our single-agent and combination therapy candidates, or our commercialization thereof, do not and will not infringe any third party’s intellectual property.

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

The market for pharmaceuticals and biopharmaceuticals is highly competitive and subject to rapid technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development and protection of technologies and any future single agent or combination therapy candidates for use in these fields and upon our ability to obtain, maintain and enforce our intellectual property rights. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that misappropriate our technology and/or infringe our intellectual property to unfairly and illegally compete with any of our single-agent or combination therapy candidates. If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed, as third parties may be able to make, use or sell products that are substantially the same as any single agent or combination therapy candidates we may sell without incurring the sizeable development and, in some cases, licensing costs that we have incurred, which would adversely affect our ability to compete in the market. We use a combination of patents, trademarks, know-how, confidentiality procedures and contractual provisions to protect our proprietary technology and that of our licensors. However, these protections may not be adequate and may not provide us with any competitive advantage. For example, patents may not issue from any of our or our licensors’ currently pending or any future patent applications, and our or our licensors’ issued patents and any future patents that may issue may not survive legal challenges to their scope, validity or enforceability or provide significant protection for us.

To protect our proprietary position, we generally file patent applications in the United States and in certain foreign countries related to our single-agent and combination therapy candidates that we consider important to our business. The patent application and approval process is expensive, time-consuming and complex. We may not be able to file, prosecute and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, depending on the terms of any future license or collaboration agreements to which we may become a party, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain the patents, covering technology licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Our defense of litigation or interference or other intellectual property proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our products to market.

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

We may be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor or owner. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our single-agent and combination therapy candidates or as a result of questions regarding co-ownership of potential joint inventions. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our single-agent and combination therapy candidates. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship and/or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We have a number of patents and patent applications in foreign countries, and expect to continue to pursue patent protection in many of the significant markets in which we intend to do business. However, filing, prosecuting and defending patents on single-agent and combination therapy candidates in all countries throughout the world would be prohibitively expensive, and the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. The requirements for patentability may differ in certain countries, particularly in developing countries. In addition, any future intellectual property license agreements may not always include worldwide rights. Consequently, we have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our single-agent and combination therapy candidates in every country or territory in which we may sell our drugs and combination therapies and we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained or maintained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States and where our ability to enforce our patents to stop infringing activities may be inadequate. These products may compete with any current or future single-agent or combination therapy candidates we may sell, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protections, particularly those relating to pharmaceuticals and biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or the marketing of competing products in violation of our proprietary rights generally.

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

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents or patent applications, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of our single-agent and combination therapy candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect, which may negatively impact our ability to market our single-agent and combination therapy candidates. We may incorrectly determine that our single-agent and combination therapy candidates are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our single-agent and combination therapy candidates. Our failure to identify and correctly interpret relevant patents or patent applications may negatively impact our ability to develop and market our single-agent and combination therapy candidates.

One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Further, we may not be aware of all third-party intellectual property rights potentially relating to our single-agent and combination therapy candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Because patent applications in the United States and most other countries are confidential for typically a period of 18 months after filing, or may not be published at all, we cannot be certain that we were the first to file any patent application related to our single-agent and combination therapy candidates. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For U.S. patents and patent applications containing a claim not entitled to priority before March 2013, there is a greater level of uncertainty in the patent law in view of the passage of the Leahy-Smith America Invents Act, or the AIA, which brought into effect significant changes to the U.S. patent laws, including new procedures for challenging pending patent applications and issued patents.

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

Depending upon the timing, duration and conditions of any FDA marketing approval of our single-agent and combination therapy candidates, one or more of our owned or licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, and similar legislation in the EU and certain other jurisdictions. The Hatch-Waxman Act permits, in certain cases, a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and the amount of available extension to any extension-eligible patent which claims a product, a method of using a product or a method of manufacturing a product, depends on a variety of factors, including the date on which the patent issues and certain dates related to the regulatory review period. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable single-agent or combination therapy candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and nonclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations and prospects could be materially harmed.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or patent applications. We employ reputable professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patents and patent applications that we own, and we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Changes in patent law in the U.S. or in other countries could diminish the value of patents in general, thereby impairing our ability to protect our single-agent and combination therapy candidates.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Our patent rights may be affected by developments or uncertainty in U.S. or ex-U.S. patent statutes, patent case laws in USPTO rules and regulations or in the rules and regulations of ex-U.S. patent offices. There are a number of changes to the U.S. patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the AIA, was signed into law. The AIA includes provisions that affect the way patent applications are prosecuted and affect patent litigation. In particular, under the AIA, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application is entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. This could have a negative impact on some of our intellectual property and could increase uncertainties surrounding obtaining and enforcement or defense of our issued patents.

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
•
we may need to participate in litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
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

Other Risks Related to Our Business

If we fail to attract and retain senior management and key scientific personnel or if we lose our personnel for health or other reasons, our business may be materially and adversely affected.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel. We are highly dependent upon members of our senior management, particularly our chief executive officer, Senthil Sundaram, and president, head of research & development and chief medical officer, Erin Quirk, M.D., as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our pipeline, initiation or completion of our planned clinical trials or the commercialization of our current or future single-agent and combination therapy candidates.

Mr. Sundaram has been diagnosed with cancer and is undergoing aggressive treatment, including chemotherapy. Mr. Sundaram plans to continue in his role as chief executive officer during his treatment period and to work closely with our board of directors and management team to execute on our business priorities. However, his condition may change and prevent him from continuing to perform his role. In the event that Mr. Sundaram is no longer able to perform his duties as chief executive officer, we will be required to identify, recruit and hire a new chief executive officer. While our board of directors has reviewed and continues to review potential interim and longer-term contingency plans that could be activated as needed to minimize business disruption and to ensure the continued execution of our business priorities, the recruitment of a new chief executive officer can be lengthy and distracting. In addition, we may be required to implement temporary or interim executive management to support the leadership of our company during a transition period. A change in the leadership of the company is a significant event and may result in additional volatility in our stock price.

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

As of December 31, 2021, we had 41 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and, if approved, commercialize our preclinical and clinical-stage single-agent and combination therapy candidates or any future single-agent and combination therapy candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•
manage our preclinical studies and clinical trials effectively;
•
identify, recruit, retain, incentivize, train and integrate additional employees, including additional clinical development and sales personnel;
•
manage our internal development and operational efforts effectively while carrying out our contractual obligations to third parties; and
•
continue to improve our operational, financial and management controls, reports systems and procedures.

If we are not successful in identifying, developing and commercializing product candidates in NASH and other serious diseases such as obesity, our ability to expand our business and achieve our strategic objectives would be impaired.

Although the development and commercialization of our existing pipeline of single-agent and combination therapy candidates in NASH is currently our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of our product candidates to address serious diseases beyond NASH and other product candidates related to NASH and other serious diseases such as obesity. The success of this strategy depends primarily upon our ability to identify and validate new applications for our existing pipeline and new therapeutic candidates in therapeutic areas of interest, and to identify, develop and commercialize new drugs and biologics. Our research efforts may initially show promise in discovering potential new therapeutic areas or new drugs and biologics, yet fail to yield single-agent and combination therapy candidates for clinical development for a number of reasons, including:

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

If any of these events occur, we may be forced to abandon our development efforts for one or more programs, which could have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. Future research programs to identify new applications for our existing pipeline or to identify new single-agent and combination therapy candidates in therapeutic areas of interest may require substantial technical, financial and human resources. We may focus our efforts and resources on potential therapeutic areas, programs or single-agent and combination therapy candidates that ultimately prove to be unsuccessful.

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
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options granted or to be granted under our equity plans;
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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, financial condition, results of operations, and prospects.

The global data protection landscape is rapidly evolving, and we and our partners and vendors are or may become subject to various federal, state and foreign laws, regulations and requirements governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. Under HIPAA, we could potentially face substantial criminal or civil penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information, or otherwise violate applicable HIPAA requirements related to the protection of such information. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act.

In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information. These state laws include the California Consumer Privacy Act, or the CCPA, which establishes individual privacy rights for California consumers (as such term is defined under the CCPA), including expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. Further, in November 2020, the California Privacy Rights Act, or the CPRA, was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect in January 2023, and become enforceable in July 2023. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Any clinical trial programs and research collaborations, among other activities, that we engage in outside the United States may implicate international data protection laws, including, in the EEA, the General Data Protection Regulation, or the GDPR, which became effective in 2018. The GDPR imposes stringent operational requirements for processors and controllers of personal data. Among other things, the GDPR requires covered companies to provide detailed notices and to abide by consent requirements for clinical trial subjects and other data subjects, to follow procedures regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, and to honor and provide certain privacy rights to individuals within the EEA, including the right to access, correct and delete their personal data. If our privacy or data security measures fail to comply with the requirements of the GDPR or other applicable laws or regulations, we may be subject to litigation, regulatory investigations, enforcement notices, and/or enforcement actions requiring us to change the way we use personal data and/or fines. In addition to statutory enforcement, a personal data breach can lead to negative publicity and a potential loss of business. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, we have had to comply with the GDPR and the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield for purposes of international transfers and imposed further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is also some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. We will likely be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights, failed to comply with applicable laws or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, and could result in adverse publicity that could harm our business. Moreover, even if we take all necessary action to comply with regulatory requirements, we could be subject to a hack or data breach, which could subject us to fines and penalties, as well as reputational damage.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access confidential information also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may face increased risks of a security breach or disruption due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Although we do not believe that we have experienced any material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations or those of our third-party CROs, vendors, and other contractors and consultants, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our single-agent and combination therapy candidates and other third parties for the manufacture of our single-agent and combination therapy candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors, and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information or patient information, we could incur liability and the further development and commercialization of our single-agent and combination therapy candidates could be delayed.

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. Any security incident or disruption event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. The costs related to significant security breaches or disruptions could also be material and exceed the limits of any applicable insurance we may maintain against such risks. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

In addition, we have and will enter into collaboration, license, contract research and/or manufacturing relationships with contract organizations that operate in certain countries that are at heightened risk of theft of technology, data and intellectual property through direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors. Accordingly, our efforts to protect and enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license, and we may be at heightened risk of losing our proprietary intellectual property rights around the world, including outside of such countries, to the extent such theft or intrusion destroy the proprietary nature of our intellectual property.

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

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or equity incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Under the applicable regulations and State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, rules, PRC citizens who participate in an employee stock ownership plan or a stock option plan in an overseas publicly listed company are required to register with SAFE and complete certain other procedures. In February 2012, SAFE promulgated the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly Listed Companies, or the Stock Option Rules, which replaced the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plans of Overseas Publicly Listed Companies issued by SAFE in March 2007. Pursuant to the Stock Option Rules, if a PRC resident participates in any stock incentive plan of an overseas publicly listed company, a qualified PRC domestic agent must, among other things, file on behalf of such participant an application with SAFE to conduct the SAFE registration with respect to such stock incentive plan and obtain approval for an annual allowance with respect to the purchase of foreign exchange in connection with the exercise or sale of stock options or stock such participant holds. Such participating PRC residents’ foreign exchange income received from the sale of stock and dividends distributed by the overseas publicly listed company must be fully remitted into a PRC collective foreign currency account opened and managed by the PRC agent before distribution to such participants. We and our PRC resident employees who have been granted stock options or other stock-based incentives of ours are subject to the Stock Option Rules. If we or our PRC resident participants fail to comply with these regulations, we and/or our PRC resident participants may be subject to fines and legal sanctions.

Risks Related to Our Common Stock

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including but not limited to:

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

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant influence over matters subject to stockholder approval.

Based upon the number of shares of common stock outstanding as of February 20, 2022, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 30.7% of our outstanding voting stock. These stockholders will have the ability to exert significant influence over our company through their ownership position. For example, these stockholders may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As a California-domiciled public company, we are required to have at least two or three women and a minimum number of directors from an underrepresented community on our board of directors by the end of 2022, depending on the size of our board at the time.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified individuals to our board of directors. As a public company headquartered in California, we are required to have two or three women on our board of directors by the end of 2022, depending on the size of our board of directors at the time. We are also required to have at least two or three directors from an underrepresented community by the end of 2022, depending on the size of our board of directors at the time. We currently have three women and two directors from an underrepresented community on the board of directors. Recruiting and retaining board members carries uncertainty, and failure to comply with this California requirement will result in financial penalties.

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

General Risk Factors

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. These factors include those discussed in this Item 1A. “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•
results from, and any delays in, our clinical trials for our clinical-stage drug candidates or any other future clinical development programs, including any delays related to the COVID-19 pandemic;
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 9,750 square feet of space for our current headquarters in Foster City, California under an agreement that expires in October 2024. We also lease approximately 6,000 square feet of space for our CMC chemistry, manufacturing and controls lab in Suzhou, China under an agreement that expires in October 2022. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market since February 5, 2021 under the symbol “TERN.” Prior to such time, there was no public market for our common stock.

Holders of Record

As of February 20, 2022, there were approximately 20 stockholders of record of our common stock. Certain shares are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

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

Item 6. Reserved

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

Overview

We are a clinical-stage biopharmaceutical company developing a portfolio of small-molecule single-agent and combination therapy candidates to address serious diseases such as non-alcoholic steatohepatitis (NASH) and obesity. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials. The mechanisms of action targeted by our most advanced drug candidates are the same mechanisms of action targeted by other drug candidates that have achieved clinical proof-of-concept in NASH clinical trials and have demonstrated significant improvements on histological and non-invasive markers of the disease, though no drug has been approved for the treatment of NASH in the United States or Europe. We also have an oral small-molecule glucagon-like peptide-1 receptor (GLP-1R) agonist in pre-clinical development that may target metabolic diseases such as obesity as well as NASH. Beyond NASH, we plan to explore other indications with high unmet need using our pipeline drug candidates.

Our most advanced program is TERN-101, a liver-distributed, non-bile acid Farnesoid X Receptor, or FXR, agonist that has demonstrated sustained liver FXR activation, as well as a favorable tolerability profile across multiple clinical trials. In June 2021, we announced positive top-line data from our Phase 2a LIFT Study of TERN-101 in NASH patients. In the LIFT Study, TERN-101 was generally well-tolerated with a similar incidence of adverse events (AEs) across treatment groups. There were no treatment-related serious adverse events, and no patient discontinued TERN-101 due to any adverse event including pruritus. Multiple secondary and exploratory endpoints were also evaluated, including changes in liver fibro-inflammation measured by MRI corrected T1 (cT1), liver fat content by MRI proton density fat fraction (MRI-PDFF), pharmacodynamic parameters, and serum NASH biomarkers. We believe TERN-101 is the first FXR agonist product candidate to show significant improvements in cT1, an imaging marker of liver inflammation and fibrosis linked to clinical outcomes, in a 12-week placebo-controlled clinical trial. In light of the positive results, we plan to initiate a Phase 2a clinical trial in NASH patients including both monotherapy and combination arms of TERN-101 and TERN-501 in NASH in the first half of 2022 with top-line data expected in the second half of 2023.

Our second clinical stage program, TERN-201, is a highly selective inhibitor of Vascular Adhesion Protein-1, or VAP-1. We initiated our Phase 1b AVIATION Trial of TERN-201 in NASH in June 2021. We expect to announce top-line data from Part 1 of our Phase 1b AVIATION trial in March 2022. We initiated Part 2 of our AVIATION trial in the first quarter of 2022 with top-line data expected in the second half of 2022. We are also evaluating the potential to co-administer TERN-201 in combination with a metabolically active NASH treatment.

Our third clinical stage program is TERN-501, a Thyroid Hormone Receptor beta, or THR-β, agonist with high metabolic stability, enhanced liver distribution and greater selectivity for THR-β compared to other THR-β agonists in development. In November 2021, we announced positive top-line data from a Phase 1 clinical trial of TERN-501 in healthy volunteers with mildly elevated low-density lipoprotein, or LDL, cholesterol. This Phase 1 trial included single ascending dose (SAD), multiple ascending dose (MAD) and drug-drug interaction (DDI) cohorts evaluating the safety, tolerability, pharmacodynamics and pharmacokinetics of TERN-501. In the SAD and MAD cohorts, single and multiple doses of TERN-501 were generally well-tolerated with a similar incidence of AEs across all TERN-501 treatment groups and placebo. All AEs were mild to moderate with no apparent dose relationship, with no treatment-emergent serious AEs and no discontinuations of study or study drug due to any AE. There were no cardiac safety signals, no incidence of diarrhea and no differences between TERN-501 groups and placebo in change from baseline in heart rate, blood pressure or other vital signs. Thyroid function test results were consistent with THR-β agonists currently in clinical development, and there were no findings of clinical hyper- or hypo-thyroidism. There were no differences between placebo and any TERN-501 dose group in liver function abnormalities or mean change from baseline in liver transaminases at Day 15 in the MAD cohorts. TERN-501 demonstrated a predictable pharmacokinetic profile with low variability: study drug plasma exposures were linear and approximately dose-proportional with no overlap between dose strengths. Significant effects on sex hormone binding globulin, or SHBG, a key pharmacodynamic marker of THR-β engagement linked to NASH histologic efficacy, were observed following treatment with TERN-501. The SHBG increases observed with 14 days of TERN-501 treatment were significant, dose dependent and have been associated with robust reductions in magnetic resonance imaging proton density fat fraction, or MRI-PDFF, and NAFLD Activity Score in a precedent late-stage clinical NASH trial. The overall pharmacokinetic profile from this trial indicates that TERN-501 is well-suited for co-formulation with other small-molecule NASH agents as an oral, once-daily fixed dose combination. In the DDI cohort, the combination of TERN-101 and TERN-501 was well-tolerated. Preliminary pharmacokinetic results support the co-administration of TERN-101 and TERN-501 in NASH patients, with no apparent need for dose adjustment. We plan to initiate a Phase 2a clinical trial in NASH patients including both monotherapy and combination arms of TERN-101 and TERN-501 in the first half of 2022 with top-line data expected in the second half of 2023.

We are also developing an oral small-molecule glucagon-like peptide-1, or GLP-1R, agonist for the treatment of obesity and NASH. Synthetic GLP-1 peptide agonists have been approved for diabetes and obesity, which are conditions that often accompany NASH. We designated a development candidate for our GLP-1R program as TERN-601 in the fourth quarter of 2021 and plan to engage in IND-enabling activities for TERN-601 with the goal of initiating a first-in-human clinical trial in 2023.

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

In February 2021, we completed our initial public offering pursuant to which we issued 8,625,000 shares of our common stock at a price per share of $17.00 for total net proceeds of $133.0 million.

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

COVID-19 developments

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

Results of operations

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020	Change
Results of Operations
Revenue:
License revenue	$1,000	$—	$1,000
Operating expenses:
Research and development	31,311	28,029	3,282
General and administrative	19,549	8,996	10,553
Total operating expenses	50,860	37,025	13,835
Loss from operations	(49,860)	(37,025)	(12,835)
Other income (expense):
Interest income	170	55	115
Change in fair value of loans payable	—	(2,887)	2,887
Other income, net	40	99	(59)
Total other income (expense), net	210	(2,733)	2,943
Loss before income taxes	(49,650)	(39,758)	(9,892)
Income tax expense	(508)	(813)	305
Net loss	$(50,158)	$(40,571)	$(9,587)

Revenue

To date, we have not generated, and do not expect to generate, any revenue from the sale of products for the foreseeable future. We may generate revenue from pre-specified clinical, regulatory and sales milestones as part of an exclusive option and license agreement with Hansoh Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd., or collectively Hansoh.

The increase in revenue for the year ended December 31, 2021, compared to the same period in 2020, was due to Hansoh exercising its exclusive option pursuant to the exclusive option and license agreement.

Research and development expenses

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

Our direct research and development expenses consist primarily of external costs, such as fees paid to outside consultants, CROs and CMOs in connection with our preclinical development, manufacturing and clinical development activities. Our direct research and development expenses also include fees incurred under our license agreements.

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

The increase in research and development expenses for the year ended December 31, 2021, compared to the same period in 2020, was primarily due to a $2.8 million increase in employee-related expenses as higher headcount increased salaries, benefits, and stock-based compensation-related charges and a $0.5 million increase related to clinical program expenses.

General and administrative expenses

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, finance, accounting, business development, legal, human resource and other administrative functions. General and administrative expenses also include corporate facility costs, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, not otherwise included in research and development expenses, as well as professional fees for legal, patent, consulting, investor and public relations, accounting and tax services.

We expect that our general and administrative expenses will increase in the foreseeable future as we increase our headcount to support the continued research and development of our programs and the growth of our business. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to accounting, legal and regulatory matters, compliance, director and officer insurance, investor and public relations and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

The increase in general and administrative expenses for the year ended December 31, 2021, compared to the same period in 2020, was primarily due to a $6.7 million increase in employee-related expenses as higher headcount increased salaries, benefits, and stock-based compensation-related charges and a $3.9 million increase in insurance, legal, information technology and other professional services consulting.

Interest income

Interest income primarily consists of interest income on our marketable securities.

Interest income for the year ended December 31, 2021 was $0.2 million, compared to $0.1 million for the same period in 2020.

Change in fair value of loans payable

The change in fair value of loans payable for the year ended December 31, 2020 was a charge of $2.9 million. The change in the fair value of loans payable was due to the difference in fair value for our convertible loans payable between May 2020, when they were issued, and December 2020. Our U.S. convertible promissory notes and Chinese convertible bridge loan were converted into shares of preferred stock of our company in December 2020, which were ultimately converted into shares of our common stock in connection with our initial public offering in February 2021.

Other income, net

Other income, net for the year ended December 31, 2021 was less than $0.1 million compared to $0.1 million for the same period in 2020.

Income tax expense

Income tax expense for the year ended December 31, 2021 was $0.5 million compared to $0.8 million for the same period in 2020. The decrease was primarily due to the recording of a full valuation allowance against our U.S. net deferred tax assets as we believe these deferred tax assets were not realizable on a more likely than not basis as of December 31, 2020.

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

Sources of liquidity

We have primarily funded our operations through proceeds from the sale of shares of our common stock, convertible preferred stock and sale of our convertible promissory notes. We have devoted substantially all of our resources to research and development activities, organizing and staffing our company, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of December 31, 2021, we had an accumulated deficit of approximately $182.1 million, a net loss of approximately $50.2 million, negative cash flows from operations of approximately $41.8 million, and cash, cash equivalents and marketable securities of $166.0 million.

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

Cash flows

Operating activities

Net cash used in operating activities for the year ended December 31, 2021 was $41.8 million and consisted primarily of our net loss of $50.2 million as well as a $1.4 million decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued. This was partially offset by non-cash adjustments of $8.1 million of stock-based compensation, $0.5 million of depreciation, $0.9 million of net amortization on marketable securities and $0.2 million from changes in deferred tax and uncertain tax positions.

Net cash used in operating activities for the year ended December 31, 2020 was $29.8 million and consisted primarily of our net loss of $40.6 million. This was partially offset by non-cash adjustments from a $2.9 million loss from the change in fair value of loans payable, $1.7 million of stock-based compensation, a $0.7 million change in deferred taxes and uncertain tax positions, and $0.4 million of depreciation, as well as a $5.1 million increase from changes in operating assets and liabilities primarily attributable to program-related services incurred and payable as of December 31, 2020.

Investing activities

Net cash used in investing activities for the year ended December 31, 2021 was $119.7 million and consisted primarily of $166.3 million in purchases of investments and $0.3 million in purchases of property and equipment. This was partially offset by proceeds from the sale and maturity of investments of $46.9 million.

Net cash provided by investing activities for the year ended December 31, 2020 was $6.7 million and consisted primarily of $8.0 million in proceeds from the sale and maturity of investments. This was partially offset by $0.7 million in purchases of investments and $0.6 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2021 was $134.4 million and consisted primarily of $136.4 million in proceeds from the issuance of common stock upon closing of the IPO in February 2021 and $0.9 million of proceeds from stock option exercises. This was partially offset by $2.7 million in payments of deferred offering costs and a $0.2 million net payment on loans payable.

Net cash provided by financing activities for the year ended December 31, 2020 was $85.5 million and consisted primarily of $69.4 million in proceeds from the issuance of Series C convertible preferred stock and $16.9 million in proceeds from the issuance of loans payable. This was partially offset by $0.8 million in payments of deferred offering costs related to our IPO completed in February 2021.

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

While our significant accounting policies are described in more detail in Note 1, Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our audited consolidated financial statements.

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

Given the absence of a public trading market of our shares of capital stock in 2020, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of the shares of our common stock and preferred stock, including:

•
the prices at which we sold shares of our convertible preferred stock and the superior rights and preferences of the convertible preferred stock relative to our common stock;

•
the progress of our research and development programs, including the status and results of preclinical studies for our single-agent and combination therapy candidates;

•
our stage of development and commercialization and our business strategy;

•
external market conditions affecting the biotechnology industry and trends within the biotechnology industry;

•
our financial position, including cash on hand, and our historical and forecasted performance and operating results;

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

The assumptions underlying these valuations represented our board of directors’ best estimates at the time they were made, which involve inherent uncertainties and the application of the judgment of our board of directors. If we used different factors or expected outcomes or significantly different assumptions or estimates, our stock-based compensation expense could have been materially different.

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

From time to time, we have entered into various research and development and other agreements with commercial firms, researchers, universities and others for provisions of goods and services. These agreements are generally cancelable, and the related costs are recorded as research and development expenses as incurred. We record accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from our estimates. Since inception, our historical accrual estimates have not been materially different from the actual costs.

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

Recently issued accounting pronouncements

See Note 1, Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations and interest rate changes. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest rate risk

Cash, cash equivalents, and marketable securities are held primarily in bank and time deposits. The fair value of our cash and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign currency exchange risk

Foreign currency risk arises from future commercial transactions and recognized assets and liabilities. A portion of our expense-related transactions are denominated in Chinese Yuan, or CNY, which is the functional currency of Terns Suzhou and Terns China.

Item 8. Financial Statements and Supplementary Data.

The financial statements of Terns Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2021:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Terns Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terns Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, noncontrolling interest, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021,and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

San Jose, California

March 7, 2022

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$47,699	$74,854
Marketable securities	118,283	—
Notes receivable	—	12,718
Deferred offering costs	—	2,137
Prepaid expenses and other current assets	948	1,160
Total current assets	166,930	90,869
Property and equipment, net	1,046	1,175
Other assets	94	246
Total assets	$168,070	$92,290
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,126	$935
Accrued expenses and other current liabilities	4,694	9,006
Loans payable	—	12,880
Total current liabilities	6,820	22,821
Deferred rent, net of current portion	160	220
Taxes payable, non-current	787	657
Total liabilities	7,767	23,698
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 10,000,000 and 188,029,084 shares authorized as of December 31, 2021 and 2020, respectively; no shares issued and outstanding as of December 31, 2021; 12,958,452 shares issued and outstanding as of December 31, 2020	—	186,033
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 150,000,000 and 299,700,000 shares authorized at December 31, 2021 and 2020, respectively; 25,269,271 and 337,508 shares issued and outstanding at December 31, 2021 and 2020, respectively	3	—
Additional paid-in capital	342,711	14,598
Accumulated other comprehensive loss	(338)	(124)
Accumulated deficit	(182,073)	(131,915)
Total stockholders’ equity (deficit)	160,303	(117,441)
Total liabilities, convertible preferred stock and stockholders’ equity	$168,070	$92,290

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue:
License revenue	$1,000	$—
Operating expenses:
Research and development	31,311	28,029
General and administrative	19,549	8,996
Total operating expenses	50,860	37,025
Loss from operations	(49,860)	(37,025)
Other income (expense):
Interest income	170	55
Change in fair value of loans payable	—	(2,887)
Other income, net	40	99
Total other income (expense), net	210	(2,733)
Loss before income taxes	(49,650)	(39,758)
Income tax expense	(508)	(813)
Net loss	(50,158)	(40,571)
Extinguishment of Series B convertible preferred stock	—	10,701
Net loss attributable to non-controlling interest	—	(518)
Net loss attributable to common stockholders	$(50,158)	$(29,352)

Net loss per share attributable to common stockholders, basic and diluted	$(2.21)	$(102.93)
Weighted average common stock outstanding, basic and diluted	22,705,948	285,162

Other comprehensive loss:
Net loss	$(50,158)	$(40,571)
Unrealized loss on available-for-sale securities, net of tax	(194)	—
Foreign exchange translation adjustment, net of tax	(20)	(18)
Comprehensive loss	(50,372)	(40,589)
Less: Comprehensive loss attributable to non-controlling interest	—	(518)
Comprehensive loss attributable to common stockholders	$(50,372)	$(40,071)

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF NONCONTROLLING INTEREST, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share data)

	Non- Controlling	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Interest	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balances at December 31, 2019	$14,117	2,089,285	$21,938	2,384,195	$73,029	—	$—	215,890	$—	$1,208	$(106)	$(91,862)	$(90,760)
Exercise of stock options	—	—	—	—	—	—	—	38,285	—	120	—	—	120
Vesting of restricted stock	—	—	—	—	—	—	—	83,333	—	23	—	—	23
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,691	—	—	1,691
LAV Option Exercise	(13,599)	767,857	8,062	216,450	6,667	—	—	—	—	(1,130)	—	—	(1,130)
Issuance of Series C convertible preferred stock, net of issuance costs of $330	—	—	—	—	—	5,966,686	69,170	—	—	—	—	—	—
Conversion of 2020 convertible promissory notes to Series C convertible preferred stock	—	—	—	—	—	1,366,820	15,921	—	—	1,769	—	—	1,769
Conversion of Bridge Loan to Series C convertible preferred stock	—	—	—	—	—	167,159	1,947	—	—	216	—	—	216
Extinguishment of Series B convertible preferred stock	—	—	—	(2,600,645)	(79,696)	—	—	—	—	10,701	—	—	10,701
Reissuance of Series B convertible preferred stock	—	—	—	2,600,645	68,995	—	—	—	—	—	—	—	—
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(18)	—	(18)
Net loss	(518)	—	—	—	—	—	—	—	—	—	—	(40,053)	(40,053)
Balances at December 31, 2020	$—	2,857,142	$30,000	2,600,645	$68,995	7,500,665	$87,038	337,508	$—	$14,598	$(124)	$(131,915)	$(117,441)
Conversion of preferred stock to common stock upon closing of the initial public offering	—	(2,857,142)	(30,000)	(2,600,645)	(68,995)	(7,500,665)	(87,038)	16,079,230	2	186,031	—	—	186,033
Sale of common stock in initial public offering, net of issuance costs of $3,339	—	—	—	—	—	—	—	8,625,000	1	133,022	—	—	133,023
Exercise of stock options	—	—	—	—	—	—	—	156,104	—	914	—	—	914
Vesting of restricted stock	—	—	—	—	—	—	—	71,429	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	8,146	—	—	8,146
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(194)	—	(194)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(50,158)	(50,158)
Balances at December 31, 2021	$—	—	$—	—	$—	—	$—	25,269,271	$3	$342,711	$(338)	$(182,073)	$160,303

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(50,158)	$(40,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,146	1,691
Depreciation and amortization expense	512	394
Amortization on marketable securities, net	879	37
Change in fair value of convertible notes	—	2,887
Change in deferred taxes and uncertain tax positions	219	693
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	238	1,389
Other assets	37	102
Accounts payable	1,727	(1,146)
Accrued expenses and other current liabilities	(3,367)	4,780
Deferred rent	(60)	(65)
Net cash used in operating activities	(41,827)	(29,809)
Cash flows from investing activities:
Purchase of property and equipment	(340)	(584)
Purchase of investments	(166,297)	(715)
Proceeds from sales and maturities of investments	46,941	7,992
Net cash (used in) provided by investing activities	(119,696)	6,693
Cash flows from financing activities:
Net proceeds from initial public offering	136,362	—
Proceeds from notes receivable	12,718	—
Payment of loans payable	(12,880)	—
Payment of deferred offering costs	(2,721)	(858)
Proceeds from stock option exercises	914	120
Proceeds from issuance of loans payable	—	16,876
Net proceeds from issuance of Series C convertible preferred stock	—	69,377
Net cash provided by financing activities	134,393	85,515
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	80
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,155)	62,479
Cash, cash equivalents and restricted cash at beginning of period	74,854	12,375
Cash and cash equivalents at end of period	$47,699	$74,854
Supplemental disclosure of cash flow information:
Cash paid for taxes	$238	$178
Supplemental disclosure of noncash investing and financing activities:
Conversion of preferred stock to common stock upon closing of the initial public offering	$186,033	$—
Purchases of property and equipment on trade vendor credit	$38	$—
LAV Option exercise	$—	$13,599
Conversion of 2020 convertible promissory notes to Series C convertible preferred stock	$—	$17,690
Conversion of Bridge Loan to Series C convertible preferred stock	$—	$2,163
Extinguishment of Series B convertible preferred stock	$—	$10,701
Deferred offering costs and Series C offering costs within accounts payable and accrued expenses	$—	$1,519

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of the Business

Terns Pharmaceuticals, Inc. (Terns) is a clinical-stage biopharmaceutical company developing a portfolio of small-molecule single-agent and combination therapy candidates to address serious diseases such as non-alcoholic steatohepatitis (NASH) and obesity.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of Terns and its wholly owned subsidiaries Terns U.S. Opco and Terns Hong Kong and its wholly owned subsidiaries Terns China and Terns Suzhou. Prior period reflects a variable interest in Terns China in which Terns had a majority interest and was the primary beneficiary. The noncontrolling interest attributable to the Company’s variable interest entity (VIE) is presented as a separate component from stockholders’ equity (deficit) in the consolidated balance sheets, and a noncontrolling interest in the consolidated statements of operations and comprehensive loss and consolidated statements of noncontrolling interest, convertible preferred stock and stockholders’ equity (deficit). The Company’s consolidated financial statements have been prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reverse Stock Split

In January 2021, the Company filed an amended and restated certificate of incorporation to effectuate a reverse split of shares of the Company’s common stock and convertible preferred stock on a 1-for-14 basis (the “Reverse Stock Split”). The par value and the number of authorized shares of the convertible preferred stock and common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the consolidated financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Revenue Recognition

To determine revenue recognition for arrangements, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods and services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into corporate collaborations under which it may obtain upfront license fees, research and development funding, and development, regulatory and commercial milestone payments and royalty payments. The Company’s performance obligations under these arrangements may include licenses of intellectual property, distribution rights, research and development services, delivery of manufactured product and/or participation on joint steering committees.

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

Milestone payments

At the inception of each arrangement that includes development, regulatory or commercial milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. The Company considers two alternatives to use when estimating the amount of variable consideration: the expected value method and the most likely amount method. Under the expected value method, an entity considers the sum of probability-weighted amounts in a range of possible consideration amounts. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. Whichever method is used, it should be consistently applied throughout the life of the contract; however, it is not necessary for the Company to use the same approach for all contracts. The Company expects to use the most likely amount method for development and regulatory milestone payments. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis. The Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, the estimates for accruals of research and development expenses, accrual of research contract costs, unrecognized tax benefits, fair value of common stock and stock option valuations. On an ongoing basis, the Company evaluates its estimates and judgments, using historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of standard checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

The Company classifies as available-for-sale marketable securities with a remaining maturity when purchased of greater than three months. The Company’s marketable securities are maintained by investment managers and consist of U.S. government and non-U.S. government securities, corporate debt securities, and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity (deficit) until realized. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest income and/or expense. Realized gains and losses on debt securities are determined using the specific identification method and are included in other income (expense), net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value and amortized cost of marketable securities by major security type as of December 31, 2021 is as follows:

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$33,239	$—	$—	$33,239
U.S. government securities	36,322	—	(130)	36,192
Non-U.S. government securities	11,194	—	(12)	11,182
Corporate debt securities	39,495	—	(52)	39,443
Commercial paper	31,466	—	—	31,466
Total	$151,716	$—	$(194)	$151,522

Classified as:
Cash equivalents				$33,239
Marketable securities				118,283
Total				$151,522

The Company did not have any marketable securities for the year ended December 31, 2020.

Classification of Convertible Preferred Stock and Presentation of Noncontrolling Interest

The holders of Series A, Series B and Series C convertible preferred stock, which were outstanding prior to the IPO, had certain liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and would call for the redemption of the then outstanding convertible preferred stock. Therefore, the Series A, Series B and Series C convertible preferred stock were classified outside of shareholders’ equity (deficit) on the consolidated balance sheets as of December 31, 2020. In February 2021, upon the completion of the IPO, all the outstanding shares of convertible preferred stock converted into common stock and the Company does not have any shares of preferred stock outstanding.

The Company recognizes a noncontrolling interest related to VIEs in which the Company is the primary beneficiary as equity in the consolidated financial statements separate from the parent entity’s equity. The net loss attributable to noncontrolling interest is included in net loss in the consolidated statements of operations and comprehensive loss. Changes in the parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss.

Terns China was previously the Company’s VIE that was established as a financing subsidiary to allow investment by Lilly Asia Ventures (LAV) investment entities: Suzhou Litai Equity Investment Centre (Limited Partnership) (PRC) and Suzhou Lirui Equity Investment Centre (Limited Partnership) (PRC), collectively referred to as the “LAV PRC Entities”. The Company’s board of directors has the unilateral ability to control the Terns China board of directors. Net losses of the China Subsidiaries have been allocated based on their ownership percentage to the LAV PRC Entities’ noncontrolling interest and are reflected in the consolidated statements of operations and comprehensive loss. The noncontrolling interest is classified outside of stockholders’ equity (deficit) on the consolidated balance sheets as it is redeemable for cash based on an investor option after a specified date. In December 2020, the LAV PRC Entities exercised their option resulting in the conversion of all of the equity interests in Terns China held by the LAV PRC Entities into shares of the Company’s preferred stock (the “China Conversion”). Following the completion of the China Conversion, Terns China became a wholly owned subsidiary of the Company. The Company does not currently anticipate any further direct third-party investments into Terns China and Terns China will only act as an operating subsidiary for the Company’s business activities in China.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

	December 31,
(in thousands)	2021	2020
Research and development costs	$1,570	$2,800
Accrued professional fees	363	2,185
Compensation and benefit costs	2,403	1,492
Accrued development milestone	—	1,531
Refundable contract liability	—	836
Other	358	162
Total accrued expenses and other current liabilities	$4,694	$9,006

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Stock-based compensation expense, including grants of stock options and restricted stock awards issued under the Company’s equity incentive plan and rights to acquire stock granted under the Company’s employee stock purchase plan (ESPP), is measured at the grant date based on the fair value of the awards and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company’s determination of the fair value of stock options with time-based vesting and rights to acquire stock under the ESPP utilizes the Black-Scholes option-pricing model. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The Company estimates risk-free rates using the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term and dividend yield using the Company’s expectations and historical data. The Company uses the simplified method to calculate the expected term of stock option grants. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option. The fair value of each stock option grant and right to acquire stock under the ESPP is calculated based upon the Company’s common stock valuation on the date of the grant. The Company accounts for forfeitures of stock option grants as they occur.

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

The Company’s convertible preferred stock outstanding prior to the IPO contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such securities. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the years ended December 31, 2021 and 2020.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The general range of useful lives of equipment is 3 to 5 years.

When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded in operating expenses in the consolidated statements of operations and comprehensive loss. Costs of repairs and maintenance are expensed as incurred.

Property and equipment, net consisted of the following:

		December 31,
(in thousands)	Estimated Useful Lives	2021	2020
Leasehold improvements	Shorter of remaining life of lease or useful life of asset	$928	$897
Furniture and fixtures	5 years	281	218
Computer equipment	3 years	202	156
Office equipment	5 years	102	41
Lab equipment	3 to 5 years	718	552
Property and equipment, gross		2,231	1,864
Less: Accumulated depreciation		(1,185)	(689)
Total property and equipment, net		$1,046	$1,175

The Company recognized depreciation expense related to these assets of $0.5 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively.

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

Functional Currencies and Foreign Currency Translation

The Company’s reporting currency is U.S. dollars. The functional currency of Terns U.S. Opco and Terns H.K. is U.S. dollars, while the functional currency of Terns Suzhou and Terns China is the Chinese Yuan (CNY). Transactions denominated in other than the functional currencies are remeasured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Financial assets and liabilities denominated in other than the functional currency are remeasured at the balance sheet date exchange rate. The resulting exchange rate differences are recorded in the consolidated statements of operations and comprehensive loss as a foreign exchange related gain or loss.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company invests its excess cash with large financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on such deposits.

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

The Company will adopt the new standard on January 1, 2022 using the effective date as the date of initial application. Consequently, prior period amounts will not be adjusted and continue to be reported in accordance with historical accounting policies under ASC 840: Leases (Topic 840). The Company will elect the package of practical expedients under which the Company will not reassess prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company will make a policy election that does not recognize right-of-use assets and lease liabilities related to short-term leases. The pattern of recognition for operating leases within the consolidated statements of comprehensive loss is not anticipated to significantly change. Upon adoption, the Company expects to recognize additional operating liabilities of approximately $1.7 million, with corresponding ROU assets of approximately $1.5 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company’s current operating lease portfolio is primarily comprised of property leases.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.
Fair Value Measurements

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2021:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$14,460	$—	$—	$14,460
Money market funds	33,239	—	—	33,239
Total cash and equivalents	$47,699	$—	$—	$47,699
Marketable Securities
U.S. government securities	$—	$36,192	$—	$36,192
Non-U.S. government securities	—	11,182	—	11,182
Corporate debt securities	—	39,443	—	39,443
Commercial paper	—	31,466	—	31,466
Total marketable securities	$—	$118,283	$—	$118,283

	As of December 31, 2020:
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$74,854	$—	$—	$74,854
Total	$74,854	$—	$—	$74,854
Liabilities:
Loans Payable	$—	$—	$12,880	$12,880
Total	$—	$—	$12,880	$12,880

The aggregate fair value of marketable securities as of December 31, 2021, by contractual maturity, are as follows:

(in thousands)	Fair Value
Due in one year or less	$74,531
Due after one year through two years	43,752
Total marketable securities	$118,283

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

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

As of December 31, 2021, there was no loans payable balance.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to their repayment, the carrying value of the LAV Series A and Series B Promissory Notes approximated their respective fair value due to the short-term nature of the liability.

Change in Fair Value of Loans Payable

The fair value of the loans payable liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the loans payable liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statements of operations.

During 2020, the Company used the PWERM method to value the loans payable. This approach involved the estimation of future potential outcomes for the Company, as well as values and probabilities associated with each respective potential outcome. The Company considered two scenarios (i) a 60% probability of an IPO in the near-term and (ii) a 40% probability of the Company remaining private for 1.75 years following the date of the valuation. The Company considered these two scenarios to calculate the (i) future value of the loans payable under each scenario and (ii) the present value of the loans payable under each scenario. The value of the Company’s equity used to determine the appropriate allocation of value to the stockholders was calculated using different methodologies for each scenario. For the first scenario, the value of the Company’s equity was estimated based on the Company’s estimates, as well as recent IPOs of comparable companies. For the second scenario, the value of the Company’s equity was estimated using the income approach, which focuses on the income-producing capability of a business and estimates value based on the expectation of future cash flows, which are then discounted to the present using a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. Under each scenario, the rights and preferences of each share class were considered in order to determine the appropriate allocation of value to the common and preferred stockholders, as well as the loans payable. The value per share of common and preferred stock, as well as the loans payable, under each scenario was multiplied by a present value factor, calculated based on the Company’s cost of equity and the expected timing of each scenario. After taking into consideration the PWERM of each scenario, the Company arrived at the fair value of the loans payable.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the IPO, all the outstanding shares of convertible preferred stock converted into common stock and the Company does not have any shares of preferred stock outstanding as of December 31, 2021.

5.
Common Stock and Stock-Based Compensation

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2021	2020
Conversion of outstanding shares of convertible preferred stock	—	16,079,230
Options outstanding under incentive award plans	3,577,485	2,466,670
Shares available for future grant under incentive award plans	1,138,622	17,556
Shares available for future grant under employee stock purchase plans	240,000	—
Total shares reserved	4,956,107	18,563,456

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through December 31, 2021, no cash dividends have been declared or paid by the Company.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has two stock-based compensation plans, the 2017 Incentive Award Plan (the “2017 Plan”) and the 2021 Incentive Award Plan (the “2021 Plan”) which was adopted in February 2021. Although awards made under the 2017 Plan continue to be governed by its terms, the 2017 Plan was terminated at the time of our IPO and no further awards are made under this plan. The 2021 Plan, while effective, authorizes the granting of equity awards to employees and directors of the Company, as well as non-employee consultants. Stock options granted to employees and nonemployees under the plans generally vest over four years and allow the holder of the option to purchase common stock at a stated exercise price. Options granted under the plans generally expire ten years after the date of grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. As of December 31, 2021, 1,138,622 shares of the Company’s common stock were available for future grants under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 1,263,463 shares effective as of January 1, 2022.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. As of December 31, 2021, 240,000 shares of the Company’s common stock were available for future grants under the 2021 ESPP. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 252,692 shares effective as of January 1, 2022.

Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is 12 months and is divided into two purchase periods of approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lesser of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. A one-year look-back feature in the ESPP causes the offering period to automatically reset if the fair value of the Company’s common stock on the last day of the purchase period is less than that on the original offering date. ESPP purchases by employees are settled with newly-issued common stock from the ESPP’s previously authorized and available pool of shares.

As of December 31, 2021, there was $0.1 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 0.92 years as of December 31, 2021. There were no shares purchased by employees under the ESPP during the year ended December 31, 2021.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes the stock option activity for all stock plans during the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	478,135	$4.48	8.94	$2,277
Granted	2,137,169	8.57
Exercised	(38,285)	3.09		167
Forfeited	(110,349)	2.93
Outstanding as of December 31, 2020	2,466,670	$8.03	9.61	$21,678
Granted	1,429,850	11.83
Exercised	(156,104)	5.86		858
Forfeited	(162,931)	8.28
Outstanding as of December 31, 2021	3,577,485	$9.72	9.09	$491
Exercisable, December 31, 2021	1,937,772	$8.35	8.71	$453
Vested and expected to vest, December 31, 2021	3,577,485	$9.72	9.09	$491

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2021 and 2020, respectively, there was $28.6 million and $26.7 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.99 years as of December 31, 2021.

The total fair value of options vested during the year ended December 31, 2021 and 2020 was $7.8 million and $0.7 million, respectively.

Restricted Stock

The following table summarizes the stock award activity for all stock plans during the years ended December 31, 2021 and 2020:

	Number of Shares	Grant-Date Fair Value
Unvested restricted common stock as of December 31, 2019	166,667	$1.96
Vested	(83,333)	1.96
Unvested restricted common stock as of December 31, 2020	83,334	1.96
Vested	(71,429)	1.96
Forfeited	(11,905)	1.96
Unvested restricted common stock as of December 31, 2021	—	$—

As of December 31, 2021, there was no unrecognized stock-based compensation expense related to restricted stock granted by the Company. As of December 31, 2020, there was less than $0.1 million of unrecognized stock-based compensation expense related to restricted stock granted by the Company.

The total fair value of the restricted stock vested during the years ended December 31, 2021 and 2020 was $0.1 million and $0.2 million, respectively.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s employee stock purchase plan using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Year Ended December 31,
	2021	2020
Stock Option Plans
Expected term (years)	6.03	6.06
Expected volatility	76.60%	62.02%
Risk-free interest rate	1.12%	0.49%
Fair value of underlying common stock	$11.83	$17.97
Weighted average grant-date fair value per share	$7.82	$12.84
Employee Stock Purchase Plans
Expected term (years)	0.75	—
Expected volatility	60.82%	—%
Risk-free interest rate	0.17%	—%
Fair value of underlying common stock	$6.53	$—
Weighted average grant-date fair value per share	$2.33	$—

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Research and development expense	$2,055	$373
General and administrative expense	6,091	1,318
Total stock-based compensation expense	$8,146	$1,691

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.
Income Tax

The following table presents domestic and foreign components of (loss) income before income taxes:

	Year Ended December 31,
(in thousands)	2021	2020
U.S.	$(49,733)	$1,180
Foreign	83	(40,938)
Total loss before income tax	$(49,650)	$(39,758)

The following table presents the provision for income taxes:

	Year Ended December 31,
(in thousands)	2021	2020
Current
Federal	$105	$128
State	1	1
Foreign	313	279
Total current	$419	$408
Deferred
Federal	$—	$449
Foreign	89	(44)
Total deferred	$89	$405
Total income tax expense	$508	$813

The reconciliation of the U.S. federal statutory income tax benefit to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Tax benefit at U.S. statutory rate	21.00%	21.00%
Foreign income taxed at non-U.S. rates	(0.37)	(22.10)
Domestication	32.57	—
Other permanent items	(0.07)	(0.16)
Stock-based compensation	(0.52)	(0.16)
Research and development credits	2.14	2.28
Unrecognized tax benefit	(1.18)	(0.71)
Global intangible low-taxed income	—	(0.32)
Increase in valuation allowance	(54.53)	(2.01)
Other	(0.05)	0.14
	(1.02)%	(2.04)%

The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% was primarily due to the Domestication and the change in valuation allowance.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Accruals and reserves	$575	$619
Intangibles	14,574	—
Stock-based compensation	1,582	340
Net operating loss	10,271	28
Research and development credits	1,930	683
Other	87	—
Valuation allowance	(28,849)	(1,431)
Total deferred tax assets	$170	$239
Deferred tax liabilities:
Fixed assets	$(78)	$(58)
Total deferred tax liabilities	$(78)	$(58)
Net deferred tax assets	$92	$181

As of December 31, 2021, the Company recorded a full valuation allowance against its U.S. net deferred tax assets as it believes these deferred tax assets were not realizable on a more likely than not basis. This is based upon the weight of available evidence, including historical operating performance, the change of structure due to the Domestication, and that a net loss will be expected to occur in the foreseeable future.

As of December 31, 2021, the Company had federal, state, and foreign net operating loss carryforwards of approximately $48.7 million, $0.4 million, and $0.2 million, respectively. The federal net operating loss has an indefinite carryforward, while the state and foreign net operating losses will begin to expire in 2041 and 2023, respectively. As of December 31, 2020, the Company did not have any federal, state, or foreign net operating loss carryforwards.

As of December 31, 2021 and 2020, the Company had federal Research and Experimentation (R&E) credit carryforwards of approximately $1.9 million and $0.8 million, respectively, which will begin to expire in 2040. The California R&E credit carryforwards of approximately $1.7 million and $1.2 million, respectively, do not expire.

Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company does not expect any previous ownership changes, as defined under Section 382 and 383 of the Internal Revenue Code, to result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Further, foreign loss carryforwards maybe subject to limitations under the applicable laws of the taxing jurisdictions due to ownership change limitations.

As of December 31, 2021, the Company has provided U.S. income taxes on all its foreign earnings. The Company continues to permanently reinvest the cash held offshore to support its working capital needs. Accordingly, no additional foreign withholding taxes that may be required from certain jurisdictions in the event of a cash distribution have been provided for.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, the total amount of unrecognized tax benefits was $5.8 million and $5.4 million, respectively, $4.5 million and $4.2 million of which would affect income tax expense, if recognized, before consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit are as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Unrecognized tax benefit at beginning of year	$5,406	$4,709
Increases related to prior year tax positions	365	—
Increases related to current year tax position	451	697
Decreases related to prior year tax positions	(373)	—
Unrecognized tax benefit at end of year	$5,849	$5,406

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2021, the total amount of gross interest and penalties accrued was $0.1 million. As of December 31, 2020, the total amount of gross interest and penalties accrued was nominal.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.
Net Loss Per Share of Common Stock

Basic and diluted net loss per share of common stock were calculated as follows:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Numerator:
Net loss	$(50,158)	$(40,571)
Extinguishment of Series B convertible preferred stock	—	10,701
Net loss attributable to noncontrolling interest	—	(518)
Net loss attributable to common stockholders	$(50,158)	$(29,352)
Denominator:
Weighted average common stock outstanding, basic and diluted	22,705,948	285,162
Net loss per share attributable to common stockholders, basic and diluted	$(2.21)	$(102.93)

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020
Options to purchase common stock	3,577,485	2,466,670
Restricted common stock	—	83,334
Convertible preferred stock (as converted to common stock)	—	16,079,230
Shares issuable under employee stock purchase plan	6,717	—
Total	3,584,202	18,629,234

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.
Commitments and Contingencies

Lease Agreements

In March 2019, the Company entered into a lease agreement for office space in Foster City, California which expires October 2024. The Company has the option to extend the lease agreement for a period of five years. The monthly lease payments include base rent charges of $48,000. The lease provides for a rent abatement and scheduled increases in base rent.

In June 2019, the Company entered into a lease agreement for office space in Suzhou China, which expires in October 2022. Monthly lease payments are inclusive of base rent, property management fee and the respective value added tax to be paid. Monthly lease payments include base rent of approximately $4,000 through October 2022.

Future minimum lease payments due under operating leases as of December 31, 2021 are as follows:

(in thousands)	Operating Leases
2022	$669
2023	652
2024	559
2025 and thereafter	—
Total	$1,880

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

The Company agreed to pay Lilly up to an aggregate of $6.0 million in pre-specified development milestones for the first covered product in mainland China, and up to an aggregate of $50.0 million in pre-specified development milestones for the first covered product in ex-mainland China. The Company also agreed to pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to low teens on net sales ranging from the low hundreds of millions of dollars to the low billions of dollars. The Lilly FXR 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of December 31, 2021, the Company has not paid any amounts under the agreement and no milestones have been achieved. The Company has not recorded any research and development expense during the years ended December 31, 2021 and 2020 related to this agreement.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid Lilly a non-refundable, non-creditable upfront payment of $4.0 million, which was recorded as research and development expense in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2018. In addition, pursuant to the terms of the Lilly VAP-1 2018 License Agreement, the Company agreed to pay Lilly up to an aggregate of $74.0 million in pre-specified development milestones for the first covered product, and up to an aggregate of $30.0 million in pre-specified development milestones for the second indication of a covered product. The Company must also pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to mid-teens on net sales ranging from the high tens of millions of dollars to the low billions of dollars. The Lilly VAP-1 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of December 31, 2021, the Company has paid $4.0 million to Lilly. No development milestones have been met as of December 31, 2021. The Company has not recorded any research and development expense during the years ended December 31, 2021 and 2020 related to this agreement.

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

The Company paid Vintagence a non-refundable, non-creditable upfront payment of $0.7 million, which was recorded as research and development expense in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2019. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of December 31, 2021, the Company has paid $2.2 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company's IND filing for TERN-501 in December 2020. The Company has not recognized any research and development expenses during the year ended December 31, 2021 related to this agreement. The Company has recognized research and development expense of approximately $1.5 million during the year ended December 31, 2020 related to this agreement.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hansoh Option and License Agreement

In July 2020, the Company entered into an exclusive option and license agreement with Hansoh (Shanghai) Healthtech Co., Ltd. (Hansoh Healthtech) and Jiangsu Hansoh Pharmaceutical Group Company Ltd. (Jiangsu Hansoh) (collectively, Hansoh) (Hansoh 2020 Option and License Agreement). Under the terms of the Hansoh 2020 Option and License Agreement, the Company granted Hansoh an exclusive, non-transferable, non-sublicensable, fully-paid, royalty-free license to conduct preliminary studies on the licensed compound with an option to exclusively license the same for development and commercialization of licensed products in all prophylactic, palliative, therapeutic and/or diagnostic uses in connection with all human diseases and disorders (including development and research activities on animal models thereof) in the field of oncology, including all types of cancers (Field) in mainland China, Taiwan, Hong Kong and Macau (collectively, the Territory). In November 2021, Hansoh exercised its option and was granted an exclusive, royalty-bearing license, with the right to sublicense to exploit licensed compound and licensed products in the Field and in the Territory.

Under the Hansoh 2020 Option and License Agreement, Hansoh was required to pay the Company a refundable, non-creditable upfront payment. The Company received an upfront payment of $0.8 million during the year ended December 31, 2020, which was recognized as a refund liability and presented within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2020. In connection with Hansoh’s exercise of its option in November 2021, the Company recognized $1.0 million in license fee revenue within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021.

In addition, pursuant to the Hansoh 2020 Option and License Agreement, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of December 31, 2021, no milestones have been met and future payments are all constrained.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021, management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021 based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended December 31, 2021 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors as of February 20, 2022:

NAME	AGE	POSITION(S)
Executive Officers
Senthil Sundaram	43	Chief Executive Officer and Director
Erin Quirk, M.D.	51	President, Head of Research & Development and Chief Medical Officer
Mark Vignola, Ph.D.	44	Chief Financial Officer and Treasurer
Bryan Yoon, Esq.	44	Chief Operating Officer, General Counsel and Secretary
Non-Employee Directors
David Fellows(2)(3)	65	Chairman of the Board
Carl Gordon, Ph.D., C.F.A(3)	57	Director
Jeffrey Kindler, Esq.(1)(2)	66	Director
Hongbo Lu, Ph.D.(1)(2)	51	Director
Jill Quigley, Esq.(1)(3)	46	Director
Ann Taylor, M.D.(1)	64	Director

(1)
Member of our audit committee.
(2)
Member of our compensation committee.
(3)
Member of our nominating and corporate governance committee.

Executive Officers

Senthil Sundaram has served as a member of our board of directors and as our Chief Executive Officer since July 2020. Previously, he served as the Chief Financial Officer of Nightstar Therapeutics, plc, a publicly-traded biotechnology company, from April 2017 until its acquisition by Biogen Inc. in June 2019. From February 2013 to March 2017, Mr. Sundaram served in roles of increasing responsibility at Intercept Pharmaceuticals, Inc., a publicly-traded biotechnology company, most recently as the Head of Business Development. He currently serves on the board of directors of Sio Gene Therapies, Inc. (formerly Axovant Gene Therapies Ltd.), a publicly-traded biotechnology company, and Social Capital Suvretta Holdings Corp. I, a publicly-traded special purpose acquisition company. Mr. Sundaram received his undergraduate degrees in Computer Engineering and Economics from Brown University. We believe Mr. Sundaram is qualified to serve on our board of directors due to his extensive experience as an executive and director of public companies in the biotechnology industry.

Erin Quirk, M.D. has served as our President, Head of Research & Development and Chief Medical Officer since May 2021. Prior to that, Dr. Quirk was our President and Chief Medical Officer since June 2020 and our Chief Medical Officer since January 2019. She previously served in roles of increasing responsibility at Gilead Sciences, Inc., a publicly-traded biopharmaceutical company, from July 2010 to September 2018, most recently as Vice President of HIV Clinical Research. Dr. Quirk received her undergraduate degree in Biology and English Literature from Drew University and her M.D. from the University of Colorado School of Medicine. She completed her Residency in Internal Medicine and a Fellowship in Infectious Diseases at Barnes-Jewish Hospital, Washington University.

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

Bryan Yoon, Esq. has served as our Chief Operating Officer and General Counsel since November 2020 and Secretary since January 2021. From November 2019 to November 2020, he served as the Chief Administrative Officer, General Counsel and Secretary of LogicBio Therapeutics, Inc. a publicly-traded biotechnology company. Before that, he served as the General Counsel and Corporate Secretary at Nightstar Therapeutics, plc, a publicly-traded biotechnology company, from November 2017 until its acquisition by Biogen Inc. in June 2019. Prior to joining Nightstar, Mr. Yoon served in roles of increasing responsibility at Intercept Pharmaceuticals, Inc., a publicly-traded biotechnology company, where he most recently was Senior Vice President, Legal Affairs and Corporate Secretary. Mr. Yoon received his undergraduate degree in Economics and Master of Engineering in Operations Research and Industrial Engineering from Cornell University and his J.D. from University of Michigan Law School.

Non-Employee Directors

David Fellows has served as a member of our board of directors since December 2020 and as chairman of our board of directors since February 2021. Mr. Fellows served as the Chief Executive Officer and board member of Nightstar Therapeutics plc, a publicly-traded biotechnology company, from January 2015, and as a member of its board of directors from September 2017, until its acquisition by Biogen Inc., a publicly-traded biotechnology company, in July 2019. Before that, he served as the Vice President of Vision Care at Johnson & Johnson, from September 2005 to December 2014. Mr. Fellows serves on the boards of directors of Jaguar Gene Therapy and Oxular Ltd. and served on the board of directors of Gyroscope Therapeutics until its acquisition by Novartis in January 2022. Mr. Fellows has also served on the board of the non-profit Glaucoma Foundation since May 2006. Mr. Fellows received his undergraduate degree in Psychology from Butler University. We believe Mr. Fellows is qualified to serve on our board of directors due to his extensive experience as an executive of companies in the biopharmaceutical industry.

Carl Gordon, Ph.D., CFA has served as a member of our board of directors since October 2018. Dr. Gordon is a founding member, Managing Partner, and Co-Head of Global Private Equity at OrbiMed Advisors LLC, an investment firm. Dr. Gordon currently serves on the boards of directors of Adicet Bio, Inc., Compass Therapeutics Inc., Gemini Therapeutics Inc., Keros Therapeutics, Inc., Kinnate Biopharma, Inc., and Theseus Pharmaceuticals, Inc., all publicly-traded companies, as well as several private companies. Dr. Gordon previously served on the boards of directors of several biopharmaceutical companies, including Alector, Inc., ARMO Biosciences, Inc., Arsanis, Inc. (which merged with X4 Pharmaceuticals, Inc.), Intellia Therapeutics, Inc., ORIC Pharmaceuticals, Inc., Passage Bio, Inc., Prevail Therapeutics Inc., Selecta Biosciences, Inc., SpringWorks Therapeutics, Inc., and Turning Point Therapeutics, Inc. Dr. Gordon received his B.A. in Chemistry from Harvard College, his Ph.D. in Molecular Biology from the Massachusetts Institute of Technology, and was a Fellow at The Rockefeller University. We believe that Dr. Gordon is qualified to serve on our board of directors due to his scientific expertise, extensive business experience and experience in venture capital and the life science industry.

Jeffrey Kindler, Esq. has served as a member of our board of directors since December 2020. Mr. Kindler has served as an operating partner of ARTIS Ventures, a venture investment firm, since January 2020, Senior Advisor to Blackstone, an investment firm, since June 2020, and as the Chief Executive Officer of Centrexion Therapeutics, a private biopharmaceutical company, since October 2013. Mr. Kindler has served on the board of directors of Perrigo Company plc since February 2017 and Precigen, Inc. since November 2011, all publicly-traded companies. Mr. Kindler previously served on the board of vTv Therapeutics Inc., a publicly-traded biotechnology company, from July 2015 to December 2020, PPD, Inc. from March 2012 until its acquisition by Thermo Fisher Scientific, Inc. in December 2021, and SIGA Technologies, Inc., a publicly-traded pharmaceutical company, from March 2013 to June 2020. Mr. Kindler received his undergraduate degree from Tufts University and J.D. from Harvard University. We believe Mr. Kindler is qualified to serve on our board of directors due to his extensive experience as an executive and director of companies in the biopharmaceutical industry.

Hongbo Lu, Ph.D. has served as a member of our board of directors since April 2020. She has served as a Managing Partner at Vivo Capital, a healthcare investment firm, since December 2020. She previously served as a Managing Partner of Lilly Asia Ventures, a venture capital firm, from January 2017 to December 2020. From June 2011 to October 2016, she served as a Managing Director at OrbiMed Advisors LLC. Dr. Lu currently serves on the board of directors of several private biotechnology companies, such as Rgenta Therapeutics, Ribox Therapeutics, RareStone Group, and Ronovo Surgical. She previously served on the board of directors of public companies including Turning Point Therapeutics, Inc., a publicly-traded biotechnology company, from May 2017 to May 2019, and on the board of directors of Avedro, Inc., a publicly-traded biotechnology company, from May 2018 to February 2019. Dr. Lu received her undergraduate degree in Material Science and Engineering from Tsinghua University, China, her Ph.D. in Biological Engineering from the University of Washington and her MBA from the University of California, Berkeley. We believe Dr. Lu is qualified to serve on our board of directors due to her experience as a director of public and private companies in the biopharmaceutical industry and experience in venture capital and the life science industry.

Jill Quigley, Esq. has served as a member of our board of directors since December 2020. Ms. Quigley served as the Chief Operating Officer of Passage Bio, a publicly-traded biopharmaceutical company, from November 2018 to December 2021. Previously, she served as the Interim Chief Executive Officer and General Counsel of Nutrinia, Inc., from January 2016 to November 2018. From July 2012 to January 2016, Ms. Quigley served in various roles at Shire plc, most recently as Senior Legal Counsel. Ms. Quigley received her undergraduate degree in Communications, Legal Institutions, Economics & Governance (CLEG) from American University and J.D. from Rutgers School of Law. We believe Ms. Quigley is qualified to serve on our board of directors due to her extensive experience as an executive of companies in the biopharmaceutical industry.

Ann Taylor, M.D. has served as a member of our board of directors since September 2021. Until her retirement in August 2021, Dr. Taylor served as the Chief Medical Officer of AstraZeneca plc, in which capacity she oversaw regulatory operations, patient safety and quality assurance across AstraZeneca’s entire portfolio. Prior to becoming Chief Medical Officer, from April 2018 to March 2019, Dr. Taylor was the Head of Clinical Biologics at MedImmune, LLC, a wholly owned subsidiary of AstraZeneca, where she oversaw clinical development and operations. Prior to AstraZeneca, Dr. Taylor held various leadership roles at Novartis Institute for BioMedical Research (Global Head of Portfolio Management, Interim Head of Cardiovascular and Metabolic Disease Area, Global Head of Translational Medicine for Metabolism) and Pfizer Inc. (Clinical Lead for Obesity, Frailty and Cardiovascular and Metabolic Disease products). Dr. Taylor also serves on the board of directors of Unlearn.AI, a company seeking to accelerate clinical development through the use of artificial intelligence. She has authored and co-authored numerous peer-reviewed publications and served on the editorial board of several peer-reviewed journals. Dr. Taylor is a Board-certified endocrinologist and received her M.D. from Harvard Medical School. She received her B.A. in biology magna cum laude from the University of California, San Diego. We believe that Dr. Taylor is qualified to serve on our board of directors due to her extensive experience as an executive of companies in the biopharmaceutical industry.

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

To our knowledge, based solely upon review of the copies of such reports filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2021 all Section 16(a) filing requirements applicable to our officers, directors and holders of more than ten percent of our common stock were satisfied, except for (i) one late Form 3 for Ann Taylor, filed on October 12, 2021, and (ii) one late Form 4 for Ann Taylor, filed on October 12, 2021, with respect to one transaction.

Board Composition

Classified Board of Directors

In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•
The Class I directors are Carl Gordon, Hongbo Lu and Ann Taylor, and their terms will expire at the annual meeting of stockholders to be held in 2022;
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

Our audit committee consists of Jill Quigley, Jeffrey Kindler, Hongbo Lu and Ann Taylor. Our board of directors has determined that all members are independent under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Ms. Quigley. Our board of directors has determined that each of Ms. Quigley and Mr. Kindler is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K. Our board of directors has also determined that each member of our audit committee can read and understand fundamental consolidated financial statements, in accordance with applicable requirements.

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

Board Oversight of Risk

Our board of directors has responsibility for the oversight of risk management, while management has the day-to-day responsibility for the identification and control of risk at our company. Our board of directors, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on us, and the appropriate steps that should be taken in order to monitor and control such exposures. The committees assist our board of directors in fulfilling its risk oversight responsibilities within their respective areas of responsibility. For example, pursuant to its written charter, the audit committee oversees our processes and procedures with respect to financial and enterprise risk. The compensation committee assists the board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and practices. The nominating and corporate governance committee focuses on the management of risks associated with the composition, organization, and governance of the board of directors and its committees, as well as our corporate governance structure. In accordance with our corporate governance guidelines, our board of directors, together with its committees, manages risks related to the succession and contingency planning for our key management personnel. For example, in connection with Mr. Sundaram’s recent cancer diagnosis, our board of directors has reviewed and continues to review potential interim and longer-term contingency plans that could be activated as needed to minimize business disruption and to ensure the continued execution of our business priorities. Each committee of the board meets and reports its findings to our board of directors on a regular basis.

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

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our 2021 named executive officers. Our named executive officers for fiscal year 2021 were:

•
Senthil Sundaram, our Chief Executive Officer;
•
Erin Quirk, M.D., our President and Chief Medical Officer; and
•
Bryan Yoon, Esq., our Chief Operating Officer, General Counsel and Secretary.

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

2021 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total ($)
Senthil Sundaram	2021	513,750	38,531(3)	2,276,091	295,407(3)	2,516	3,126,295
Chief Executive Officer	2020	208,333	150,000(4)	13,135,650	223,437	—	13,717,420
Erin Quirk, M.D.	2021	425,360	9,571(3)	1,029,660	220,124(3)	7,500	1,692,215
President and Chief Medical Officer	2020	374,325	—	3,294,044	175,064	—	3,843,433
Bryan Yoon, Esq.	2021	406,667	8,133(3)	867,082	187,067(3)	7,500	1,476,449
Chief Operating Officer, General Counsel and Secretary	2020	55,500	—	3,092,836	57,897	—	3,206,233

(1)
Amounts reflect the full grant date fair value of option awards granted for the respective fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. See Note 5 of the consolidated financial statements included in this Annual Report for the assumptions used in calculating these amounts.
(2)
The amounts reported in this column represent employer contributions to our 401(k) plan that were made on behalf of each of our named executive officers.
(3)
The non-equity incentive plan compensation for 2021 was determined based on a 115% corporate achievement level. The amounts denoted in the bonus column represent bonus payments made to the respective named executive officer above the 115% corporate achievement level.
(4)
Amount represents a signing and relocation bonus paid to Mr. Sundaram in connection with the commencement of his employment with us as described in the section titled “—Signing and Relocation Bonus” below.

Narrative to the Summary Compensation Table

2021 Annual Base Salaries

Our named executive officers each receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. During fiscal year 2021, our named executive officers’ annual base salaries were as follows:

•
Mr. Sundaram: $500,000 from January 1 through January 31, 2021 and $515,000 from February 1 through December 31, 2021;
•
Dr. Quirk: $374,325 from January 1 through January 31, 2021 and $430,000 from February 1 through December 31, 2021; and
•
Mr. Yoon: $370,000 from January 1 through January 31, 2021 and $410,000 from February 1 through December 31, 2021.

Effective as of January 1, 2022, the annual base salaries for Mr. Sundaram, Dr. Quirk and Mr. Yoon are $561,400, $475,200 and $437,900, respectively.

2021 Annual Performance Bonuses

We maintain an annual performance-based cash bonus program in which each of our named executive officers participated in 2021. Each named executive officer’s target bonus is expressed as a percentage of base salary, and bonus payments are determined based on achievement of certain performance goals approved by our board of directors. The 2021, annual bonus for Mr. Sundaram was targeted at 50% of annual base salary, the 2021 annual bonus for Dr. Quirk was targeted at 45% of her annual base salary and the 2021 annual bonus for Mr. Yoon was targeted at 40% of his base salary. In January 2022, our board of directors determined annual performance-based cash bonus amounts for 2021, and the 2021 annual bonuses earned by our named executive officers are set forth in the Summary Compensation Table above in the column entitled “Bonus” and “Non-Equity Incentive Plan Compensation”. For fiscal 2022, the target bonuses for our named executive officers are as follows: Mr. Sundaram: 50%; Dr. Quirk: 45%; and Mr. Yoon: 40%.

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

On September 28, 2021, Mr. Sundaram, Dr. Quirk and Mr. Yoon were granted options to purchase 315,000, 142,500 and 120,000 shares of our common stock, respectively, under the 2021 Plan. These options vest as to 25% of the shares on September 28, 2022, and in monthly installments over 36 months thereafter, generally subject to the named executive officer’s continued service through the applicable vesting date. On January 26, 2022, Mr. Sundaram, Dr. Quirk and Mr. Yoon were granted options to purchase 280,000, 92,500 and 65,000 shares of our common stock, respectively, under the 2021 Plan. These options vest as to 25% of the shares on January 1, 2023, and in monthly installments over 36 months thereafter, generally subject to the named executive officer’s continued service through the applicable vesting date.

Other Elements of Compensation

Retirement Savings and Health and Welfare Benefits

Our employees, including our named executive officers, who satisfy certain eligibility requirements are eligible to participate in our 401(k) plan. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. In 2021, for each participant, we made matching contributions to the 401(k) plan equal to 100% of the first 3% of eligible compensation, up to $7,500. In 2022, for each participant, we will make matching contributions to the 401(k) plan equal to 100% of the first 4% of eligible contribution, subject to established limits. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans. These health and welfare plans include medical, dental and vision benefits; short-term and long-term disability insurance; and supplemental life and AD&D insurance.

Perquisites and Other Personal Benefits

We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer. However, in 2021, we did not provide any perquisites or personal benefits to our named executive officers not otherwise made available to our other employees.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding option awards for each named executive officer as of December 31, 2021.

			Option Awards
Name	Grant Date	Vesting Commencement Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Senthil Sundaram	8/13/2020	7/30/2020(2)(3)(4)	370,170	—	6.86	8/12/2030
	12/30/2020	12/30/2020(2)(3)(4)	579,027	—	9.24	12/29/2030
	9/28/2021	9/28/2021	—	315,000	10.72	9/27/2031
Erin Quirk, M.D.	1/11/2019	1/2/2019(2)	49,480	18,378	6.16	1/10/2029
	3/16/2020	1/17/2020	2,737	2,977	6.72	3/15/2030
	7/31/2020	7/1/2020	6,324	11,533	6.86	7/30/2030
	12/30/2020	12/30/2020(2)	288,250	—	9.24	12/29/2030
	9/28/2021	9/28/2021	—	142,500	10.72	9/27/2031
Bryan Yoon, Esq.	12/30/2020	11/6/2020	265,775	—	9.24	12/29/2030
	9/28/2021	9/28/2021	—	120,000	10.72	9/27/2031

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

Executive Compensation Arrangements

Offer Letter Agreements

Mr. Sundaram Offer Letter Agreement

In July 2020, we entered into an offer letter agreement with Mr. Sundaram setting forth the terms and conditions of his employment with us as our Chief Executive Officer. Under this agreement, Mr. Sundaram is entitled to receive a base salary, which was $500,000 from January 1 until January 31, 2021 and $515,000 from February 1 until December 31, 2022. Mr. Sundaram was also eligible to a target bonus opportunity of 50% of his annual base salary in 2021.

In the event Mr. Sundaram resigns for “good reason” or we terminate his employment with us without “cause” (in each case as defined in his offer letter agreement), he is entitled to receive the following benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in our favor: (i) continuation of his then-current annual base salary for a period of 12 months, (ii) a prorated portion of his annual performance bonus at 100% of target, and (iii) continuation of his healthcare insurance coverage (or an equivalent reimbursement from us) for a period of 12 months. Additionally, in the event Mr. Sundaram resigns for “good reason” or we terminate his employment with us without “cause” following a “potential change in control” and within three months prior to or 12 months following a “change in control” of our company (in each case as defined in his offer letter agreement), he is entitled to receive the following benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in our favor: (i) continuation of his then-current annual base salary for a period of 18 months, (ii) his annual performance bonus at 150% of target, (iii) continuation of his healthcare insurance coverage (or an equivalent reimbursement from us) for a period of 12 months and (iv) full vesting acceleration of all his then-outstanding equity awards.

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

Dr. Quirk Offer Letter Agreement

In August 2020, we entered into an offer letter agreement with Dr. Quirk setting forth the terms and conditions of her continued employment with us as our President, Chief Medical Officer and Head of Research & Development. Under this agreement, Dr. Quirk is entitled to receive a base salary, which was $374,325 from January 1 until January 31, 2021 and $430,000 from February 1 until December 31, 2022. Dr. Quirk was also eligible to a target bonus opportunity of 45% of her annual base salary in 2021.

In the event Dr. Quirk resigns for “good reason” or we terminate her employment with us without “cause” (in each case as defined in her offer letter agreement), she is entitled to receive the following benefits, in addition to any accrued obligations and subject to her timely execution and non-revocation of a general release of claims in our favor: (i) continuation of her then-current annual base salary for a period of 12 months, (ii) a prorated portion of her annual performance bonus at 100% of target, and (iii) continuation of her healthcare insurance coverage (or an equivalent reimbursement from us) for a period of 12 months.

Dr. Quirk’s offer letter agreement generally defines “cause” and “good reason” in the same way they are defined in Mr. Sundaram’s offer letter agreement except that Dr. Quirk’s offer letter requires a greater distance relocation to trigger “good reason”.

Mr. Yoon Offer Letter Agreement

In October 2020, we entered into an offer letter agreement with Mr. Yoon setting forth the terms and conditions of his employment with us as our Chief Operating Officer, General Counsel and Secretary. Under this agreement, Mr. Yoon is entitled to receive a base salary, which was $375,000 from January 1 until January 31, 2021 and $410,000 from February 1 until December 31, 2022. Mr. Yoon was also eligible to a target bonus opportunity of 40% of his annual base salary in 2021.

In the event Mr. Yoon resigns for “good reason” or we terminate his employment with us without “cause” (in each case as defined in his offer letter agreement), he is entitled to receive the following benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in our favor: (i) continuation of his then-current annual base salary for a period of 12 months, (ii) a prorated portion of her annual performance bonus at 100% of target, and (iii) continuation of his healthcare insurance coverage (or an equivalent reimbursement from us) for a period of 12 months. In the event such resignation or termination occurs following a “potential change in control” and within three months prior to or 12 months following a “change in control” of our company (in each case as defined in his offer letter agreement), then, in addition to the foregoing payments and benefits, Mr. Yoon is entitled to full vesting acceleration of all his then-outstanding equity awards.

Mr. Yoon’s offer letter agreement generally defines “cause” and “good reason” in the same way they are defined in Mr. Sundaram’s offer letter agreement.

Director Compensation

Prior to our IPO, we did not maintain a formal non-employee director compensation program. In connection with our IPO in February 2021, our board of directors adopted a non-employee director compensation policy, which was subsequently amended in September 2021 upon the review and recommendation of our compensation committee and independent compensation consultants. Mr. Sundaram received no additional compensation for his service as director.

The following summarizes our non-employee director compensation policy in effect during 2021:

Under our non-employee director compensation policy, as in effect during 2021, each non-employee director received an annual cash retainer for service to our board of directors and an additional annual cash retainer for service on any committee of our board of directors or for serving as the chair of our board of directors or any of its committees, in each case, prorated for partial years of service, as follows:

Non-Employee Director Base Fee:	$40,000
Non-Executive Chair:	$30,000
Audit Committee Chair:	$15,000
Compensation Committee Chair:	$10,000
Nominating and Corporate Governance Committee Chair:	$8,000
Audit Committee Member (non-Chair):	$7,500
Compensation Committee Member (non-Chair):	$5,000
Nominating and Corporate Governance Committee Member (non-Chair):	$4,000

Starting in September 2021, our non-employee director compensation program provided that each non-employee director will automatically be granted an option to purchase 44,000 shares of our common stock upon the director’s initial appointment or election to our board of directors, referred to as the Initial Grant, and an option to purchase 22,000 shares of our common stock automatically on the date of each annual stockholder’s meeting thereafter, referred to as the Annual Grant. Prior to September 2021, our non-employee director compensation program provided that each non-employee director would receive an option to purchase 25,000 shares as an Initial Grant and an option to purchase 12,500 shares as an Annual Grant.

The Initial Grant will vest as to 1/3rd of the total shares subject thereto on the first anniversary of the applicable date of grant and as to 1/36th of the total shares subject thereto on each monthly anniversary of the applicable date of grant over the next 24 months thereafter, subject to continued service through each applicable vesting date. The Annual Grant will vest on the earlier of (i) the first anniversary of the date of grant and (ii) immediately prior to the annual meeting of stockholders following the date of grant, in each case, subject to continued service through each applicable vesting date. Each Initial Grant and Annual Grant will vest in full in the event of a change in control.

Additionally, we provide reimbursement to our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and its committees.

2021 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other	Total ($)
David Fellows	76,083	144,204	—	220,287
Carl Gordon, Ph.D., C.F.A.	40,333	325,207	—	365,540
Jeffrey Kindler	52,708	144,204	—	196,912
Hongbo Lu, Ph.D.	48,125	325,207	—	373,332
Jill Quigley, J.D.	54,083	144,204	—	198,287
Ann Taylor, M.D.	10,781	309,304	—	320,085

(1)
Amounts reflect the full grant date fair value of option awards granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. See Note 5 of the consolidated financial statements included in this Annual Report for the assumptions used in calculating these amounts.

The table below shows the aggregate numbers of stock options held as of December 31, 2021 by each non-employee director.

Name	Options Outstanding as of December 31, 2021 (#)
David Fellows	50,475
Carl Gordon, Ph.D., C.F.A.	25,000
Jeffrey Kindler	50,475
Hongbo Lu, Ph.D.	25,000
Jill Quigley, J.D.	50,475
Ann Taylor, M.D.	44,000

In February 2021, subsequent to the completion of our IPO, Drs. Gordon and Lu were each awarded an option to purchase 25,000 shares of the Company’s common stock as an Initial Grant in accordance with the non-employee director compensation program. In September 2021, Messrs. Fellows, Kindler and Quigley were each awarded an option to purchase 22,000 shares of the Company’s common stock as an Annual Grant and Dr. Taylor was awarded an option to purchase 44,000 shares of the Company’s common stock as an Initial Grant in accordance with the non-employee director compensation program.

2022 Non-Employee Director Compensation Program

In January 2022, upon the review and recommendation of our compensation committee and our independent compensation consultants, our board of directors amended our non-employee director compensation program for 2022 as follows:

Starting in January 2022, our non-employee director compensation program provides that each non-employee director will automatically be granted an option to purchase 64,000 shares of our common stock upon the director’s initial appointment or election to our board of directors as an Initial Grant, and an option to purchase 32,000 shares of our common stock automatically on the date of each annual stockholder’s meeting thereafter as an Annual Grant. The vesting terms for the Initial Grant and the Annual Grant under the 2022 non-employee director compensation program remains the same as the vesting terms in effect during 2021.

No change in cash compensation was adopted from the amounts in effect during 2021.

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

Compensation Consultants

As a part of determining compensation for our executive officers and directors, our compensation committee engaged Aon’s Human Capital Solutions practice, or Aon, as its independent compensation consultant during 2021. Aon provided analysis and recommendations to the compensation committee regarding cash and equity compensation for such officers and directors.

In determining to engage Aon, the compensation committee considered its independence, taking into consideration relevant factors, including the absence of other services provided to our company, the amount of fees our company paid to Aon as a percentage of its respective total revenue, Aon’s policies and procedures that are designed to prevent conflicts of interest, any business or personal relationship any individual compensation advisor has with an executive officer of our company, any business or personal relationship any individual compensation advisor has with any member of the compensation committee and any stock of our company owned by Aon or its individual compensation advisors. The compensation committee determined, based on its analysis in light of all relevant factors, including the factors listed above, that the work of Aon and its individual compensation advisors as compensation consultants to the compensation committee has not created any conflicts of interest, and that Aon is independent pursuant to the independence standards set forth in the Nasdaq listing standards promulgated pursuant to Section 10C-1 of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of February 20, 2022. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (2)(3)(4)
	(in thousands, except per share amount)
Equity compensation plans approved by security holders(1)	4,346,615	$9.03	2,118,897

(1)
Includes securities issuable under our 2017 Equity Incentive Plan (the “2017 Plan”), the 2021 Plan and our 2021 Employee Stock Purchase Plan (the “ESPP”).
(2)
Includes 1,626,205 and 492,692 shares of common stock available for issuance under the 2021 Plan and the ESPP, respectively, as of February 20, 2022. No shares are available for issuance under the 2017 Plan. Shares under the 2017 Plan that expire, terminate or are forfeited prior to exercise or settlement automatically become available for issuance under the 2021 Plan.
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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 20, 2022, information regarding beneficial ownership of our capital stock by:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•
each of our named executive officers;
•
each of our directors; and
•
all of our executive officers and directors as a group.

The percentage of is based on 25,269,271 shares of common stock outstanding as of February 20, 2022. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and Schedules 13G, if any, filed with the SEC.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security. In addition, shares of common stock issuable upon the exercise of stock options or warrants that are currently exercisable or exercisable within 60 days of February 20, 2022 are included in the following table. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table does not necessarily indicate beneficial ownership for any other purpose. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise noted below, the address for each beneficial owner listed in the table below is c/o Terns Pharmaceuticals, Inc., 1065 East Hillsdale, Suite 100, Foster City, California 94404.

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Total (%)
Greater than 5% Stockholders:
Lilly Asia Ventures U.S.(1)	4,781,566	18.9%
Entities affiliated with OrbiMed Advisors LLC(2)	3,791,204	15.0%
Fidelity Management & Research Company LLC(3)	2,800,985	11.1%
Entities affiliated with Vivo Capital(4)	2,675,133	10.6%
Deerfield Partners, L.P.(5)	2,345,959	9.3%
Lilly Asia Ventures (PRC)(6)	1,411,206	5.6%
Named Executive Officers and Directors:
Senthil Sundaram(7)	949,197	3.6%
Erin Quirk, M.D.(8)	354,410	1.4%
Bryan Yoon, Esq.(9)	265,775	1.0%
David Fellows(10)	11,864	†
Carl Gordon, Ph.D., C.F.A.(11)	3,800,231	15.0%
Jeffrey Kindler, Esq.(12)	11,864	†
Hongbo Lu, Ph.D.(13)	9,027	†
Jill Quigley, Esq.(14)	11,864	†
Ann Taylor, M.D.	—	—
All executive officers and directors as a group (10 persons)(*)(15)	5,642,039	20.8%

* Includes Mark Vignola, our Chief Financial Officer, who is not named in the table above.

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
(3)
Consists of 2,800,985 shares of common stock held by Fidelity Management & Research Company, or FMR LLC. The address for Fidelity Management & Research Company, is c/o Fidelity Management & Research Company, 245 Summer Street, Boston, Massachusetts 02210.
(4)
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
(5)
Consists of 2,345,959 shares of common stock held directly by Deerfield Partners, L.P., or Deerfield. The address for Deerfield Partners, L.P., is c/o Deerfield Management Company, L.P., 780 Third Avenue, 37th Floor, New York, New York 10017.
(6)
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
(7)
Consists of 949,197 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 20, 2022.
(8)
Consists of 354,410 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 20, 2022.
(9)
Consists of 265,775 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 20, 2022.
(10)
Consists of 11,864 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 20, 2022.
(11)
Consists of the shares described in footnote (2) above. Dr. Gordon disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein, if any, and 9,027 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 20, 2022.
(12)
Consists of 11,864 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 20, 2022.
(13)
Consists of 9,027 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 20, 2022. Does not include the shares of common stock held by Vivo Capital described in footnote (3) above. Dr. Hongbo Lu is a Managing Partner at Vivo Capital and a member of our board of directors.
(14)
Consists of 11,864 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of February 20, 2022.
(15)
Includes (i) 3,791,204 shares held by our current directors and executive officers and (ii) 1,850,835 shares subject to options exercisable within 60 days of February 20, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements, including employment arrangements, with our directors and executive officers, including those discussed in “Item 11. Executive Compensation” of this Annual Report on Form 10-K, the following is a description of each transaction since January 1, 2021 in which:

•
we were a party or will be a party;
•
the amounts involved exceeded or will exceed $120,000; and
•
any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Investors’ Rights Agreement

We entered into an amended and restated investors’ rights agreement with the purchasers of our convertible preferred stock, which was subsequently converted into common stock in connection with the IPO, and certain of our other stockholders, including entities with which certain of our directors are affiliated. As of December 31, 2021, the holders of approximately 6,466,337 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.

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

Director Independence

Our board of directors currently consists of 7 members. Our board of directors has determined that all of our directors, other than Mr. Sundaram, qualify as “independent” directors in accordance with The Nasdaq Stock Market LLC, or Nasdaq, Marketplace Rules, or the Nasdaq Listing Rules. Mr. Sundaram is not considered independent because he is an executive officer of our company. Under the Nasdaq Listing Rules, the definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by the Nasdaq Listing Rules, our board of directors has made a subjective determination as to each independent director that no relationships exists that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s relationships as they may relate to us and our management.

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company by Ernst & Young LLP, for the fiscal years ended December 31, 2021 and 2020:

	2021	2020
Audit fees(1)	$670,500	$1,691,800
Tax fees	—	—
All other fees	57,000	—
Total fees	$727,500	$1,691,800

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

During our 2021 fiscal year, no services were provided to us by Ernst & Young LLP other than in accordance with the pre-approval policies and procedures described above.

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

Item 16. Form 10-K Summary

None.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	2/9/2021	3.2

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.3	Description of Securities				X

10.1	Amended and Restated Investors’ Rights Agreement, dated December 29, 2020, by and among the Registrant and the investors listed therein.	S-1	1/15/2021	10.1

10.2	Lease, dated March 1, 2019, by and between the Registrant and DWF IV Century Plaza, LLC.	S-1	1/15/2021	10.2

10.3	Lease, dated June 15, 2018, by and between the Registrant and Changning Raffles Shanghai.	S-1	1/15/2021	10.3

10.4(a)#	2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(a)

10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(b)

10.4(c)#	Form of Early Exercise Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(c)

10.4(d)#	Form of International Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(d)

10.5(a)#	2021 Incentive Award Plan.	S-8	2/12/2021	99.2(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(b)

10.5(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(c)

10.5(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(d)

10.6#	2021 Employee Stock Purchase Plan.	S-8	2/12/2021	99.3

10.7#	Employment Agreement by and between the Registrant and Erin Quirk, M.D.				X

10.8#	Employment Agreement by and between the Registrant and Senthil Sundaram.	S-1/A	2/1/2021	10.8

10.9#	Employment Agreement by and between the Registrant and Bryan Yoon, Esq.				X

10.10#	Amended and Restated Non-employee Director Compensation Program.				X

10.11	Form of Indemnification Agreement for directors and officers.	S-1/A	2/1/2021	10.11

10.12†	Exclusive License Agreement, dated as of February 9, 2018, between Terns Pharmaceuticals, Inc. and Eli Lilly and Company.	S-1	1/15/2021	10.13

10.13†	Exclusive License Agreement, dated as of March 9, 2018, between Terns Pharmaceuticals, Inc. and Eli Lilly and Company.	S-1	1/15/2021	10.14

10.14†	Assignment Agreement, dated as of June 24, 2019, by and among Terns Pharmaceuticals, Inc. and Vintagence Biotechnology Ltd.	S-1	1/15/2021	10.15

10.15†	Exclusive Option and License, dated as of July 27, 2020, by and among Terns Pharmaceuticals, Inc., Terns, Inc., CaspianTern LLC, Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd.	S-1	1/15/2021	10.16

21.1	List of subsidiaries.	S-1	1/15/2021	21.1

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page hereto.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

TERNS PHARMACEUTICALS, INC.

Date: March 7, 2022	By:	/s/ Senthil Sundaram
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

Signature	Title	Date

/s/ Senthil Sundaram Senthil Sundaram	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2022

/s/ Mark Vignola Mark Vignola, Ph.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2022

/s/ David Fellows David Fellows	Chairman of the Board of Directors	March 7, 2022

/s/ Carl Gordon Carl Gordon, Ph.D., C.F.A.	Director	March 7, 2022

/s/ Jeffrey Kindler Jeffrey Kindler, Esq.	Director	March 7, 2022

/s/ Hongbo Lu Hongbo Lu, Ph.D.	Director	March 7, 2022

/s/ Jill Quigley Jill Quigley, Esq.	Director	March 7, 2022

/s/ Ann Taylor	Director	March 7, 2022
Ann Taylor, M.D.