Form 10-Q
period 2022-03-31
Terns Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 25,279,271 shares of common stock, $0.0001 par value per share, outstanding.

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
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital and the timing of the sufficiency of our capital resources;
•
our future financial performance; and
•
developments and projections relating to our competitors and our industry, including competing products.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$43,879	$47,699
Marketable securities	107,389	118,283
Prepaid expenses and other current assets	2,843	948
Total current assets	154,111	166,930
Property and equipment, net	1,110	1,046
Operating lease assets	1,376	—
Other assets	72	94
Total assets	$156,669	$168,070
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,678	$2,126
Accrued expenses and other current liabilities	3,903	4,694
Current portion of operating lease liabilities	584	—
Total current liabilities	6,165	6,820
Deferred rent, net of current portion	—	160
Taxes payable, non-current	788	787
Operating lease liabilities, non-current	1,000	—
Total liabilities	7,953	7,767
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 25,269,271 shares issued and outstanding at March 31, 2022 and December 31, 2021	3	3
Additional paid-in capital	345,455	342,711
Accumulated other comprehensive loss	(896)	(338)
Accumulated deficit	(195,846)	(182,073)
Total stockholders’ equity	148,716	160,303
Total liabilities and stockholders’ equity	$156,669	$168,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$8,136	$8,735
General and administrative	5,689	4,561
Total operating expenses	13,825	13,296
Loss from operations	(13,825)	(13,296)
Other income (expense):
Interest income	69	11
Other income (expense), net	4	(13)
Total other income (expense), net	73	(2)
Loss before income taxes	(13,752)	(13,298)
Income tax expense	(21)	(39)
Net loss	$(13,773)	$(13,337)

Net loss per share, basic and diluted	$(0.55)	$(0.88)
Weighted average common stock outstanding, basic and diluted	25,269,271	15,160,046

Other comprehensive loss:
Net loss	$(13,773)	$(13,337)
Unrealized loss on available-for-sale securities, net of tax	(551)	(43)
Foreign exchange translation adjustment, net of tax	(7)	(65)
Comprehensive loss	$(14,331)	$(13,445)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited; in thousands, except share data)

Three Months Ended March 31, 2022
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	—	$—	—	$—	—	$—	25,269,271	$3	$342,711	$(338)	$(182,073)	$160,303
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,744	—	—	2,744
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(551)	—	(551)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	—	—	—	(13,773)	(13,773)
Balances at March 31, 2022	—	$—	—	$—	—	$—	25,269,271	$3	$345,455	$(896)	$(195,846)	$148,716

Three Months Ended March 31, 2021
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balances at December 31, 2020	2,857,142	$30,000	2,600,645	$68,995	7,500,665	$87,038	337,508	$—	$14,598	$(124)	$(131,915)	$(117,441)
Conversion of preferred stock to common stock upon closing of the initial public offering	(2,857,142)	(30,000)	(2,600,645)	(68,995)	(7,500,665)	(87,038)	16,079,230	2	186,031	—	—	186,033
Sale of common stock in initial public offering, net of issuance costs of $3,339	—	—	—	—	—	—	8,625,000	1	133,022	—	—	133,023
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,832	—	—	1,832
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(43)	—	(43)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	—	—	—	—	(13,337)	(13,337)
Balances at March 31, 2021	—	$—	—	$—	—	$—	25,041,738	$3	$335,483	$(232)	$(145,252)	$190,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,773)	$(13,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,744	1,832
Depreciation and amortization expense	141	172
Amortization (accretion) on marketable securities	613	(3)
Change in deferred taxes and uncertain tax positions	21	16
Amortization of operating lease assets	137	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,893)	(1,254)
Other assets	—	6
Accounts payable	(410)	2,208
Accrued expenses and other current liabilities	(731)	(3,944)
Operating lease liabilities	(149)	—
Deferred rent	—	(12)
Net cash used in operating activities	(13,300)	(14,316)
Cash flows from investing activities:
Purchase of property and equipment	(242)	(24)
Purchase of investments	(24,434)	(96,792)
Proceeds from sales and maturities of investments	34,164	—
Net cash provided by (used in) investing activities	9,488	(96,816)
Cash flows from financing activities:
Net proceeds from initial public offering	—	136,362
Proceeds from notes receivable	—	12,718
Payment of loans payable	—	(12,880)
Payment of deferred offering costs	—	(1,031)
Net cash provided by financing activities	—	135,169
Effect of exchange rate changes on cash and cash equivalents	(8)	(62)
Net (decrease) increase in cash and cash equivalents	(3,820)	23,975
Cash and cash equivalents at beginning of period	47,699	74,854
Cash and cash equivalents at end of period	$43,879	$98,829
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$166	$—
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,513	$—
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$186,033
Deferred offering costs within accounts payable and accrued expenses	$—	$825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Terns Pharmaceuticals, Inc. (Terns) is a clinical-stage biopharmaceutical company developing a portfolio of small-molecule single-agent and combination therapy candidates to address serious diseases such as non-alcoholic steatohepatitis (NASH), obesity and cancer.

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

At-the-Market Offering

In March 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission, or SEC. There were no sales of the Company's common stock pursuant to this agreement through March 31, 2022.

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

Unaudited Interim Financial Information

These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2021, as filed with the SEC on March 7, 2022. There have been no significant changes to the Company's significant accounting policies described in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2021.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of standard checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

The Company classifies as available-for-sale marketable securities with a remaining maturity when purchased of greater than three months. The Company’s marketable securities are maintained by investment managers and consist of U.S. government and non-U.S. government securities, corporate debt securities, and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest income and/or expense. Realized gains and losses on debt securities are determined using the specific identification method and are included in other income (expense), net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss.

The fair value and amortized cost of marketable securities by major security type is as follows:

	March 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$28,649	$—	$—	$28,649
U.S. government securities	50,197	—	(569)	49,628
Non-U.S. government securities	7,056	—	(41)	7,015
Corporate debt securities	24,430	—	(135)	24,295
Commercial paper	26,451	—	—	26,451
Total	$136,783	$—	$(745)	$136,038

Classified as:
Cash equivalents				$28,649
Marketable securities				107,389
Total				$136,038

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$33,239	$—	$—	$33,239
U.S. government securities	36,322	—	(130)	36,192
Non-U.S. government securities	11,194	—	(12)	11,182
Corporate debt securities	39,495	—	(52)	39,443
Commercial paper	31,466	—	—	31,466
Total	$151,716	$—	$(194)	$151,522

Classified as:
Cash equivalents				$33,239
Marketable securities				118,283
Total				$151,522

Operating Leases and Rent Expense

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, upon lease commencement, the Company records a lease liability which represents the Company’s obligation to make lease payments arising from the lease, and a corresponding right-of-use (“ROU”) asset which represents the Company’s right to use an underlying asset during the lease term.

Operating lease right-of-use assets and liabilities are recognized on the balance sheet at the lease commencement date based on the present value of the future minimum lease payments over the lease term. In determining the net present value of the lease payments, the Company uses its incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Any lease incentives received are deferred and recorded as a reduction of the ROU asset and amortized over the term of the lease. The Company does not separate lease and non-lease components and instead treats them as a single component. Rent expense, comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

The Company elected to not apply the recognition requirements of the new leasing standard to short term leases with terms of 12 months or less. As a result, leases with a term of 12 months or less are not recognized on the balance sheet.

Classification of Convertible Preferred Stock

The holders of Series A, Series B and Series C convertible preferred stock, which were outstanding prior to the IPO, had certain liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and would call for the redemption of the then outstanding convertible preferred stock. Therefore, the Series A, Series B and Series C convertible preferred stock were classified outside of shareholders’ equity on the consolidated balance sheets. In February 2021, upon the completion of the IPO, all the outstanding shares of convertible preferred stock converted into common stock and the Company does not have any shares of preferred stock outstanding.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	March 31, 2022	December 31, 2021
Research and development costs	$1,883	$1,570
Compensation and benefit costs	679	2,403
Accrued professional fees	1,070	363
Other	271	358
Total accrued expenses and other current liabilities	$3,903	$4,694

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

The Company assesses accounting for uncertainty in income taxes by modeling for the recognition, measurement and disclosure in financial statements any uncertain income tax positions that the Company has taken or expects to take on a tax return. As of each balance sheet date, unresolved uncertain tax positions are reassessed. The Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of March 31, 2022 and 2021, the total amount of gross interest accrued and penalties was nominal.

The Company recorded income tax expense for the three months ended March 31, 2022 and 2021 of less than $0.1 million. The expenses are primarily related to foreign income tax expenses from China.

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

The Company’s convertible preferred stock outstanding prior to the IPO contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such securities. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three months ended March 31, 2022 and 2021.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2022	2021
Options to purchase common stock	4,308,952	2,544,778
Unvested shares of restricted stock units	74,830	—
Restricted common stock	—	71,429
Shares issuable under employee stock purchase plan	59,247	—
Total	4,443,029	2,616,207

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated.

After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of stockholders’ equity as a reduction of additional paid-in capital or equity generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss.

Commitments and Contingencies

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

The Company adopted the new standard on January 1, 2022 using the effective date as the date of initial application. Consequently, prior period amounts were not adjusted and continue to be reported in accordance with historical accounting policies under ASC 840: Leases (Topic 840). The Company elected the package of practical expedients under which the Company has not reassessed prior conclusions about lease identification, lease classification and initial direct costs. Additionally, the Company made a policy election that does not recognize ROU assets and lease liabilities related to leases with a term of 12 months or less. The Company has elected to not separate lease and non-lease components and instead treat them as a single component. The pattern of recognition for operating leases within the consolidated statements of comprehensive loss has not significantly changed. Upon adoption, the Company recognized operating liabilities of $1.7 million, with corresponding ROU assets of $1.5 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company’s current operating lease portfolio is primarily comprised of property leases.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For non-public entities, ASU 2016-13 is effective for annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2022. Under the JOBS Act, emerging growth companies have extended transition periods available for complying with new or revised accounting standards. The Company has elected to use this exemption to delay adopting ASU 2016-13. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements and related disclosures.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$15,230	$—	$—	$15,230
Money market funds	28,649	—	—	28,649
Total cash and cash equivalents	$43,879	$—	$—	$43,879
Marketable securities
U.S. government securities	$—	$49,628	$—	$49,628
Non-U.S. government securities	—	7,015	—	7,015
Corporate debt securities	—	24,295	—	24,295
Commercial paper	—	26,451	—	26,451
Total marketable securities	$—	$107,389	$—	$107,389

	Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$14,460	$—	$—	$14,460
Money market funds	33,239	—	—	33,239
Total cash and equivalents	$47,699	$—	$—	$47,699
Marketable securities
U.S. government securities	$—	$36,192	$—	$36,192
Non-U.S. government securities	—	11,182	—	11,182
Corporate debt securities	—	39,443	—	39,443
Commercial paper	—	31,466	—	31,466
Total marketable securities	$—	$118,283	$—	$118,283

The aggregate amortized cost and fair value of marketable securities as of March 31, 2022, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$91,157	$90,675
Due after one year through two years	16,977	16,714
Total marketable securities	$108,134	$107,389

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

3. Leases

In March 2019, the Company entered into a lease agreement for office space in Foster City, California which expires October 2024. The Company has the option to extend the lease agreement for a period of five years. In June 2019, the Company entered into a lease agreement for office space in Suzhou China, which expires in October 2022.

Components of lease cost are as follows:

Three Months Ended
(in thousands)	March 31, 2022
Operating lease cost	$154
Short-term cost	15
Total lease cost	$169

Weighted-average remaining lease term	2.55
Weighted-average discount rate	6.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2022	$502
2023	652
2024	559
2025 and thereafter	—
Total lease payments	1,713
Less: Imputed interest	(129)
Present value of lease liabilities	1,584
Less: Current portion of lease liabilities	(584)
Total lease liabilities, non-current	$1,000

The future minimum annual lease payments required under the Company’s existing operating lease agreements as of December 31, 2021 prior to the adoption of ASC 842 were as follows:

(in thousands)	Operating Leases
2022	$669
2023	652
2024	559
2025 and thereafter	—
Total	$1,880

4. Loans Payable

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

In connection with the closing of the Series C convertible preferred stock financing in December 2020, entities that are a part of LAV agreed to effectively convert the Bridge Loan into shares of Series C preferred stock on the same terms as the 2020 Notes. The conversion was to be based on an outstanding loan balance equal to $1.9 million, consisting of (i) the principal loan amount ($1.8 million) plus (ii) accrued interest through December 29, 2020 ($0.1 million).

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

LAV Series A and Series B Promissory Notes

In November 2020, the Chinese government provided approval for entities affiliated with LAV to exercise the LAV Option (see Note 5, Convertible Preferred Stock). Terns Hong Kong agreed to repurchase all equity interests held by the LAV PRC Entities with proceeds to be used by LAV to purchase shares of Series A convertible preferred stock and Series B convertible preferred stock of the Company (Repurchase).

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

5. Convertible Preferred Stock

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

Terns China received an aggregate $8.0 million from the LAV PRC Entities in connection with the Series A financing, which was presented as a noncontrolling interest. In connection with the Series A Agreement and this Terns China investment, the Company also issued an option to the LAV PRC Entities to convert their interest in the China Subsidiaries into an interest in Terns Cayman (the LAV Option).

Series B Preferred Stock

In October 2018, the Company entered into a Series B convertible preferred share purchase agreement (Series B Agreement), whereby the Company issued an aggregate of 2,384,195 shares of Series B convertible preferred stock at $30.80 per share for an aggregate purchase price of $73.4 million.

Terns China received $6.7 million from the LAV PRC Entities in connection with the Series B financing, which was presented as a noncontrolling interest. In connection with the Series B Agreement and this Terns China investment, the LAV Option was to allow the LAV PRC Entities to convert this interest in the China Subsidiaries into an interest in Terns Cayman.

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

In connection with the IPO, all the outstanding shares of convertible preferred stock converted into common stock and the Company does not have any shares of preferred stock outstanding as of March 31, 2022.

6. Common Stock and Stock-Based Compensation

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	March 31, 2022	December 31, 2021
Options outstanding under incentive award plans	4,308,952	3,577,485
Unvested shares of restricted stock units	74,830	—
Shares available for future grant under incentive award plans	1,595,788	1,138,622
Shares available for future grant under employee stock purchase plans	492,692	240,000
Total shares reserved	6,472,262	4,956,107

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through March 31, 2022, no cash dividends have been declared or paid by the Company.

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

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 1,263,463 shares effective as of January 1, 2022. As of March 31, 2022, 1,595,788 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 252,692 shares effective as of January 1, 2022. As of March 31, 2022, 492,692 shares of the Company’s common stock were available for future grants under the 2021 ESPP.

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

As of March 31, 2022, there was $0.1 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 0.67 years as of March 31, 2022. There were no shares purchased by employees under the ESPP during the period ended March 31, 2022.

Stock Options

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

The following table summarizes the stock option activity for all stock plans during the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	3,577,485	$9.72	9.09	$491
Granted	776,520	5.78
Forfeited	(45,053)	11.22
Outstanding as of March 31, 2022	4,308,952	$8.99	9.01	$84
Exercisable, March 31, 2022	2,004,500	$8.60	8.47	$84
Vested and expected to vest, March 31, 2022	4,308,952	$8.99	9.01	$84

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of March 31, 2022, there was $28.4 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 2.85 years.

Restricted Stock

Restricted stock units ("RSUs") granted to employees under the plans generally vest over four years. The number of shares issued on the date the RSUs vest is net of the minimum statutory tax withholdings, which are paid in cash to the appropriate taxing authorities on behalf of the Company’s employees. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

The following table summarizes the RSU activity for all stock plans during the three months ended March 31, 2022:

	Number of Shares	Grant-Date Fair Value
Unvested restricted stock as of December 31, 2021	—	$—
Granted	82,450	3.63
Forfeited	(7,620)	3.44
Unvested restricted stock as of March 31, 2022	74,830	$3.65

As of March 31, 2022, there was $0.3 million of unrecognized stock-based compensation expense related to restricted stock which is estimated to be recognized over a period of 3.77 years.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s employee stock purchase plan using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Three Months Ended March 31,
	2022	2021
Stock Option Plans
Expected term (years)	6.08	5.95
Expected volatility	73.51%	66.70%
Risk-free interest rate	1.63%	0.76%
Fair value of underlying common stock	$5.78	$20.13
Weighted average grant-date fair value per share	$3.78	$11.94
Employee Stock Purchase Plans
Expected term (years)	0.75	—
Expected volatility	60.82%	—%
Risk-free interest rate	0.17%	—%
Fair value of underlying common stock	$6.53	$—
Weighted average grant-date fair value per share	$2.33	$—

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development expense	$770	$482
General and administrative expense	1,974	1,350
Total stock-based compensation expense	$2,744	$1,832

7. Assignment, License and Collaboration Agreements

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

The Company agreed to pay Lilly up to an aggregate of $6.0 million in pre-specified development milestones for the first covered product in mainland China, and up to an aggregate of $50.0 million in pre-specified development milestones for the first covered product in ex-mainland China. The Company also agreed to pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to low teens on net sales ranging from the low hundreds of millions of dollars to the low billions of dollars. The Lilly FXR 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of March 31, 2022, the Company has not paid any amounts under the agreement and no milestones have been achieved. The Company has not recorded any research and development expense during the three months ended March 31, 2022 and 2021 related to this agreement.

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

The Company paid Lilly a non-refundable, non-creditable upfront payment of $4.0 million, which was recorded as research and development expense in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2018. In addition, pursuant to the terms of the Lilly VAP-1 2018 License Agreement, the Company agreed to pay Lilly up to an aggregate of $74.0 million in pre-specified development milestones for the first covered product, and up to an aggregate of $30.0 million in pre-specified development milestones for the second indication of a covered product. The Company must also pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to mid-teens on net sales ranging from the high tens of millions of dollars to the low billions of dollars. The Lilly VAP-1 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of March 31, 2022, the Company has paid $4.0 million to Lilly. No development milestones have been met as of March 31, 2022. The Company has not recorded any research and development expense during the three months ended March 31, 2022 and 2021 related to this agreement.

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

The Company paid Vintagence a non-refundable, non-creditable upfront payment of $0.7 million, which was recorded as research and development expense in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2019. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of March 31, 2022, the Company has paid $2.2 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s IND filing for TERN-501 in December 2020. The Company has not recognized any research and development expense during the three months ended March 31, 2022 and 2021, respectively, related to this agreement.

Hansoh Option and License Agreement

In July 2020, the Company entered into an exclusive option and license agreement with Hansoh (Shanghai) Healthtech Co., Ltd. (Hansoh Healthtech) and Jiangsu Hansoh Pharmaceutical Group Company Ltd. (Jiangsu Hansoh) (collectively, Hansoh) (Hansoh 2020 Option and License Agreement). Under the terms of the Hansoh 2020 Option and License Agreement, the Company granted Hansoh an exclusive, non-transferable, non-sublicensable, fully-paid, royalty-free license to conduct preliminary studies on the licensed compound (TERN-701, formerly known as TRN-000632) with an option to exclusively license the same for development and commercialization of licensed products in all prophylactic, palliative, therapeutic and/or diagnostic uses in connection with all human diseases and disorders (including development and research activities on animal models thereof) in the field of oncology, including all types of cancers (Field) in mainland China, Taiwan, Hong Kong and Macau (collectively, the Territory). In November 2021, Hansoh exercised its option and was granted an exclusive, royalty-bearing license, with the right to sublicense to exploit licensed compound and licensed products in the Field and in the Territory.

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

In addition, pursuant to the Hansoh 2020 Option and License Agreement, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of March 31, 2022, no milestones have been met and future payments are all constrained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 7, 2022. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31 each year.

Overview

We are a clinical-stage biopharmaceutical company developing a portfolio of small-molecule single-agent and combination therapy candidates to address serious diseases such as non-alcoholic steatohepatitis (NASH), obesity and cancer. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials. Thyroid Hormone Receptor beta, or THR-β, agonism and farnesoid X receptor, or FXR, agonism are mechanisms of action targeted by other drug candidates that have achieved clinical proof-of-concept in NASH clinical trials by demonstrating significant improvements on relevant biomarkers, though no drug has been approved for the treatment of NASH in the United States or Europe. In addition to our drug candidates for NASH, we have an oral small-molecule glucagon-like peptide-1 receptor (GLP-1R) agonist in pre-clinical development that we intend to develop for metabolic diseases such as obesity and an allosteric BCR-ABL tyrosine kinase inhibitor (TKI) that is in development in China for chronic myeloid leukemia, or CML, a form of cancer that starts in bone marrow. Beyond NASH, obesity and cancer, we plan to explore other indications with high unmet need using our pipeline drug candidates.

TERN-501 is a THR-β agonist with high metabolic stability, enhanced liver distribution and greater selectivity for THR-β compared to other THR-β agonists in development. In November 2021, we announced positive top-line data from a Phase 1 clinical trial of TERN-501 in healthy volunteers with mildly elevated low-density lipoprotein, or LDL, cholesterol. This Phase 1 trial included single ascending dose (SAD), multiple ascending dose (MAD) and drug-drug interaction (DDI) cohorts evaluating the safety, tolerability, pharmacodynamics and pharmacokinetics of TERN-501. In the SAD and MAD cohorts, single and multiple doses of TERN-501 were generally well-tolerated with a similar incidence of adverse events (AEs) across all TERN-501 treatment groups and placebo. All AEs were mild to moderate with no apparent dose relationship, with no treatment-emergent serious AEs and no discontinuations of study or study drug due to any AE. There were no cardiac safety signals, no incidence of diarrhea and no differences between TERN-501 groups and placebo in change from baseline in heart rate, blood pressure or other vital signs. Thyroid function test results were consistent with THR-β agonists currently in clinical development, and there were no findings of clinical hyper- or hypo-thyroidism. There were no differences between placebo and any TERN-501 dose group in liver function abnormalities or mean change from baseline in liver transaminases at Day 15 in the MAD cohorts. TERN-501 demonstrated a predictable pharmacokinetic profile with low variability: study drug plasma exposures were linear and approximately dose-proportional with no overlap between dose strengths. Significant effects on sex hormone binding globulin (SHBG), a key pharmacodynamic marker of THR-β engagement linked to NASH histologic efficacy, were observed following treatment with TERN-501. The SHBG increases observed with 14 days of TERN-501 treatment were significant, dose dependent and have been associated with robust reductions in magnetic resonance imaging proton density fat fraction (MRI-PDFF) and NAFLD Activity Score in a precedent late-stage clinical NASH trial. The overall pharmacokinetic profile from this trial indicates that TERN-501 is well-suited for co-formulation with other small-molecule NASH agents as an oral, once-daily fixed dose combination. In the DDI cohort, the combination of TERN-501 and TERN-101, our liver-distributed, non-bile acid FXR agonist, was well-tolerated. Preliminary pharmacokinetic results support the co-administration of TERN-501 and TERN-101 in NASH patients, with no apparent need for dose adjustment.

In April 2022, the U.S. Food and Drug Administration (FDA) cleared our investigational new drug (IND) application for our clinical-stage combination therapy candidates in NASH, including combinations of TERN-501 and TERN-101 as well as future studies of other combination therapy regimens. Under the IND, we are proceeding with a multicenter randomized, double-blind, placebo-controlled Phase 2a clinical trial in noncirrhotic NASH patients using a factorial design, which includes both monotherapy and combination arms of TERN-501 and TERN-101. The Phase 2a trial is expected to enroll approximately 140 adult patients with elevated body mass index (BMI ≥ 25 kg/m2) and NASH with fibrosis, but not cirrhosis, based on prior liver biopsy and/or imaging criteria and clinical criteria. All patients must have liver fat content measured by MRI-PDFF of ≥10%, MRI corrected T1 (cT1) relaxation time of ≥ 800 msec, and meet other inclusion and exclusion criteria. The clinical trial includes a 12-week treatment period and a 4-week follow-up period. The primary endpoint will be the relative change from baseline in MRI-PDFF at Week 12 for TERN-501 monotherapy compared with placebo. Secondary endpoints include assessment of changes in PDFF (combination vs. placebo) and cT1 (TERN-501 monotherapy vs. placebo as well as TERN-501 and TERN-101 combination vs. placebo). We have initiated the trial, with screening expected to start in June 2022 and top-line data expected in the second half of 2023. The Phase 2a trial design is illustrated in the figure below:

We are also developing an oral small-molecule glucagon-like peptide-1, or GLP-1R, agonist for the treatment of obesity. Obesity represents a large unmet medical need, with recent studies estimating the aggregate U.S. national cost of obesity to exceed $260 billion. While approximately 50% of Americans meet the criteria for medical obesity, only 2% of adults receive therapies for weight loss. GLP-1 offers multiple benefits including increased insulin secretion by the pancreas, reduced glucagon secretion in the liver, slowed gastric emptying into the gut, increased sense of satiety in the brain and reduced inflammation. Synthetic GLP-1 peptides have been approved for obesity and diabetes, which are conditions often accompanying NASH. A recently approved GLP-1 peptide, semaglutide (Wegovy), appears to be expanding the primary care market for obesity treatment, as 75% of Wegovy patients are receiving anti-obesity medication for the first time. However, approved synthetic GLP-1 peptides are biologic molecules with complex manufacturing processes and may require higher doses for weight loss or NASH treatment than for management of diabetes, frequent subcutaneous injections, and titration or drug holidays, for management of their poor tolerability profiles. These barriers are likely to limit their widespread use in the treatment of obesity and NASH, particularly if efficacious oral treatments become available. We aim to develop a small molecule, orally administered GLP-1R agonist with a convenient oral dosing schedule for the treatment of obesity. Our GLP-1R agonist program has screened more than 20,000 molecular permutations through our proprietary quantitative structure activity relationship (QSAR) model to identify several potentially suitable small-molecule scaffolds with potentially improved properties relative to other GLP-1-based approaches. We have optimized these series of compounds and identified structures that we believe are suitable for oral administration as a single-agent or in combination with other drug candidates within our pipeline. We designated a lead development candidate for our GLP-1R program as TERN-601 in the fourth quarter of 2021 and are conducting IND-enabling activities for TERN-601 with the goal of initiating a first-in-human clinical trial in 2023. We expect that the Phase 1 clinical program for TERN-601 will include a single ascending dose (SAD) trial in healthy volunteers and a multiple ascending dose (MAD) proof-of-concept trial in healthy volunteers assessing potential endpoints such as body weight and HbA1c.

TERN-101 is a liver-distributed, non-bile acid FXR agonist that has demonstrated sustained liver FXR activation, as well as a favorable tolerability profile across multiple clinical trials. In June 2021, we announced positive top-line data from our Phase 2a LIFT Study of TERN-101 in NASH patients. In the LIFT Study, TERN-101 was generally well-tolerated with a similar incidence of AEs across treatment groups. There were no treatment-related serious AEs, and no patient discontinued TERN-101 due to any AE including pruritus. Multiple secondary and exploratory endpoints were also evaluated, including changes in liver fibro-inflammation measured by cT1, liver fat content by MRI-PDFF, pharmacodynamic parameters, and serum NASH biomarkers. We believe TERN-101 is the first FXR agonist product candidate to show significant improvements in cT1, an imaging marker of liver inflammation and fibrosis linked to clinical outcomes, in a 12-week placebo-controlled clinical trial. We intend to develop TERN-101 as part of a combination regimen with TERN-501.

TERN-201 is an inhibitor of Vascular Adhesion Protein-1, or VAP-1. In March 2022, we announced top-line results from Part 1 of the Phase 1b AVIATION Trial of TERN-201 in NASH. The primary safety endpoint was met with 10 mg of TERN-201 being generally well-tolerated in patients, with a similar incidence of AEs between the treatment group and placebo and all AEs being mild to moderate. While treatment with TERN-201 10 mg resulted in near complete (>98%) inhibition of plasma VAP-1 in most subjects, there were no meaningful changes in exploratory serum or imaging NASH biomarkers with TERN-201 10 mg relative to placebo, including cT1, as well as ALT, AST, GGT and CK-18. In light of the results of Part 1 of the AVIATION Trial, further spend for TERN-201 in NASH has primarily been limited to the completion of Part 2 (20 mg dose) of the ongoing AVIATION Trial. We plan to evaluate all AVIATION data to inform next steps for clinical development in NASH or other indications where VAP-1 is implicated. Part 2 of the AVIATION Trial is fully enrolled, with top-line data anticipated in the fourth quarter of 2022.

In addition to our monotherapy and combination drug candidates for NASH and obesity, we have a potent, allosteric BCR-ABL TKI specifically targeting the ABL myristoyl pocket, known as TERN-701, that is in development for chronic leukemia, or CML, a form of cancer that starts in bone marrow. TERN-701 was designed with the goal of achieving improved tumor suppression against a broader range of mutations, an enhanced pharmacokinetic profile with an increased half-life and simplified dosing compared to the only available allosteric BCR-ABL TKI, recently approved by the FDA. We out-licensed TERN-701 to Hansoh Pharmaceuticals for development in the greater China region, while retaining all worldwide development and commercialization rights outside of greater China. TERN-701 is referred to by Hansoh Pharmaceuticals as HS-10382. In January 2022, the National Medical Products Administration of the People’s Republic of China granted a clinical trial notice (equivalent to an IND in the United States) for TERN-701 tablets in CML. A Phase 1 trial of TERN-701 in CML patients in China has been initiated by Hansoh, with patient dosing currently underway. We intend to explore options for the development and commercialization of TERN-701 outside of greater China, including additional strategic partnerships.

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations. In May 2022, we announced the prioritization of our resources towards development activities related to TERN-501 (including the planned Phase 2a clinical trial of TERN-501 as monotherapy and in combination with TERN-101) and our GLP-1R agonist program, including TERN-601, and supporting our partner’s clinical development of TERN-701 for CML in China. We expect our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2025, including key data readouts from our prioritized programs.

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

Results of operations

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Results of Operations
Operating expenses:
Research and development	$8,136	$8,735	$(599)
General and administrative	5,689	4,561	1,128
Total operating expenses	13,825	13,296	529
Loss from operations	(13,825)	(13,296)	(529)
Other income (expense):
Interest income	69	11	58
Other income (expense), net	4	(13)	17
Total other income (expense), net	73	(2)	75
Loss before income taxes	(13,752)	(13,298)	(454)
Income tax expense	(21)	(39)	18
Net loss	$(13,773)	$(13,337)	$(436)

Revenue

To date, we have not generated, and do not expect to generate for the foreseeable future, any revenue from the sale of products. We may generate revenue from pre-specified clinical, regulatory and sales milestones as part of an exclusive option and license agreement for TERN-701 in greater China with Hansoh Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd., or collectively Hansoh.

Research and development expenses

Research and development expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel engaged in research and development functions. Research and development expenses also include clinical and nonclinical development of our single-agent and combination therapy candidates.

The decrease in research and development expenses for the three months ended March 31, 2022, compared to the same period in 2021, was due to a $2.0 million decrease in clinical program expenses primarily from the Phase 2a LIFT study, partially offset by a $1.4 million increase in personnel-related expenses due to higher headcount.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, accounting and tax services.

The increase in general and administrative expenses for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to a $0.8 million increase in personnel-related expenses due to higher headcount and a $0.3 million increase in expenses related to insurance and professional services consulting.

Interest income

Interest income primarily consists of interest income on our marketable securities.

Interest income for the three months ended March 31, 2022 and 2021 was less than $0.1 million.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2022 was less than $0.1 million of income, compared to less than $0.1 million of expense for the same period in 2021.

Income tax expense

Income tax expense for the three months ended March 31, 2022 and 2021 was less than $0.1 million.

Liquidity and capital resources

Uses of cash

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We expect to continue to incur net operating losses for at least the next several years. In May 2022, we announced the prioritization of our resources towards development activities related to TERN-501 (including the planned Phase 2a clinical trial of TERN-501 as monotherapy and in combination with TERN-101) and our GLP-1R agonist program, including TERN-601, and supporting our partner’s clinical development of TERN-701 for CML in China. As a result, we expect our existing cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditures into 2025, including key data readouts from our prioritized programs. However, we continue to anticipate that our research and development expenses, general and administrative expenses and capital expenditures will remain significant to support our ongoing and planned activities.

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

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of March 31, 2022, we had an accumulated deficit of $195.8 million, a net loss of $13.8 million, negative cash flows from operations of $13.3 million, and cash, cash equivalents and marketable securities of $151.3 million.

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

In March 2022, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission, or SEC. There were no sales of our common stock pursuant to this agreement through March 31, 2022.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. We will need substantial additional funding to support our operating activities.

Future funding requirements

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our single-agent and combination therapy candidates. We expect that our research and development and general and administrative costs will remain significant for the foreseeable future in connection with conducting additional preclinical studies and clinical trials for our current and future research programs and single-agent and combination therapy candidates, contracting with CROs and contract manufacturing organizations, or CMOs, to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

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

Cash flows

Operating activities

Net cash used in operating activities during the three months ended March 31, 2022 was $13.3 million and consisted primarily of our net loss of $13.8 million as well as a $3.2 million decrease from changes in operating assets and liabilities. This was partially offset by non-cash adjustments of $2.7 million of stock-based compensation, $0.6 million of net amortization of marketable securities, $0.1 million of depreciation and $0.1 million amortization of operating lease assets.

Net cash used in operating activities during the three months ended March 31, 2021 was $14.3 million and consisted primarily of our net loss of $13.3 million as well as a $3.0 million decrease from changes in operating assets and liabilities. This was partially offset by non-cash adjustments of $1.8 million of stock-based compensation and $0.2 million of depreciation.

Investing activities

Net cash provided by investing activities during the three months ended March 31, 2022 was $9.5 million and consisted primarily of proceeds from the sale and maturity of investments of $34.2 million partially offset by $24.4 million in purchases of investments and $0.2 million in purchases of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2021 was $96.8 million consisting of a $96.8 million purchase of investments.

Financing activities

There were no financing activities during the three months ended March 31, 2022.

Net cash provided by financing activities during the three months ended March 31, 2021 was $135.2 million and consisted primarily of $136.4 million in proceeds from the issuance of common stock upon the closing of the IPO in February 2021, partially offset by $1.0 million in payments of deferred offering costs and a $0.2 million net payment on loans payable.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and use of estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the information provided under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" which is included and described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2022, management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended March 31, 2022 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

TERNS PHARMACEUTICALS, INC.

Date: May 16, 2022	By:	/s/ Senthil Sundaram
Senthil Sundaram
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Mark Vignola
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)