Form 10-Q
period 2022-06-30
Terns Pharmaceuticals, Inc.
filed 2022-08-08
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 25,363,829 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expectations regarding the potential market size and size of the potential patient populations for our product candidates and any future product candidates if approved for commercial use;
•
our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;
•
our intentions and our ability to establish collaborations and/or partnerships;
•
the timing or likelihood of regulatory filings and approvals for our product candidates;
•
our commercialization, marketing and manufacturing capabilities and expectations;
•
our intentions with respect to the commercialization of our product candidates;
•
the pricing and reimbursement of our product candidates, if approved;
•
the potential effects of COVID-19 on our preclinical and clinical programs and business;
•
the implementation of our business model and strategic plans for our business and product candidates, including additional indications which we may pursue;
•
the scope of protection we are able to establish, maintain, protect and enforce for intellectual property rights covering our product candidates including the projected terms of patent protection;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$16,806	$47,699
Marketable securities	123,004	118,283
Prepaid expenses and other current assets	2,791	948
Total current assets	142,601	166,930
Property and equipment, net	950	1,046
Operating lease assets	1,245	—
Other assets	64	94
Total assets	$144,860	$168,070
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$973	$2,126
Accrued expenses and other current liabilities	4,485	4,694
Current portion of operating lease liabilities	586	—
Total current liabilities	6,044	6,820
Deferred rent, net of current portion	—	160
Taxes payable, non-current	749	787
Operating lease liabilities, non-current	851	—
Total liabilities	7,644	7,767
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at June 30, 2022 and December 31, 2021; 25,363,829 and 25,269,271 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	348,230	342,711
Accumulated other comprehensive loss	(1,241)	(338)
Accumulated deficit	(209,776)	(182,073)
Total stockholders’ equity	137,216	160,303
Total liabilities and stockholders’ equity	$144,860	$168,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,662	$5,961	$16,798	$14,696
General and administrative	5,422	4,857	11,111	9,418
Total operating expenses	14,084	10,818	27,909	24,114
Loss from operations	(14,084)	(10,818)	(27,909)	(24,114)
Other income:
Interest income	214	55	283	66
Other (expense) income, net	(54)	39	(50)	26
Total other income, net	160	94	233	92
Loss before income taxes	(13,924)	(10,724)	(27,676)	(24,022)
Income tax expense	(6)	(14)	(27)	(53)
Net loss	$(13,930)	$(10,738)	$(27,703)	$(24,075)

Net loss per share, basic and diluted	$(0.55)	$(0.43)	$(1.10)	$(1.19)
Weighted average common stock outstanding, basic and diluted	25,304,290	25,109,973	25,286,877	20,162,496

Other comprehensive loss:
Net loss	$(13,930)	$(10,738)	$(27,703)	$(24,075)
Unrealized (loss) gain on available-for-sale securities, net of tax	(292)	36	(843)	(7)
Foreign exchange translation adjustment, net of tax	(53)	22	(60)	(43)
Comprehensive loss	$(14,275)	$(10,680)	$(28,606)	$(24,125)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited; in thousands, except share data)

Six Months Ended June 30, 2022
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	—	$—	—	$—	—	$—	25,269,271	$3	$342,711	$(338)	$(182,073)	$160,303
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,744	—	—	2,744
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(551)	—	(551)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	—	—	—	(13,773)	(13,773)
Balances at March 31, 2022	—	$—	—	$—	—	$—	25,269,271	$3	$345,455	$(896)	$(195,846)	$148,716
Exercise of stock options	—	—	—	—	—	—	10,000	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	84,558	—	124	—	—	124
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,651	—	—	2,651
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(292)	—	(292)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	—	—	—	—	(13,930)	(13,930)
Balances at June 30, 2022	—	$—	—	$—	—	$—	25,363,829	$3	$348,230	$(1,241)	$(209,776)	$137,216

Six Months Ended June 30, 2021
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balances at December 31, 2020	2,857,142	$30,000	2,600,645	$68,995	7,500,665	$87,038	337,508	$—	$14,598	$(124)	$(131,915)	$(117,441)
Conversion of preferred stock to common stock upon closing of the initial public offering	(2,857,142)	(30,000)	(2,600,645)	(68,995)	(7,500,665)	(87,038)	16,079,230	2	186,031	—	—	186,033
Sale of common stock in initial public offering, net of issuance costs of $3,339	—	—	—	—	—	—	8,625,000	1	133,022	—	—	133,023
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,832	—	—	1,832
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(43)	—	(43)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	—	—	—	—	(13,337)	(13,337)
Balances at March 31, 2021	—	$—	—	$—	—	$—	25,041,738	$3	$335,483	$(232)	$(145,252)	$190,002
Exercise of stock options	—	—	—	—	—	—	17,446	—	101	—	—	101
Vesting of restricted stock	—	—	—	—	—	—	71,429	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,909	—	—	1,909
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	36	—	36
Foreign exchange translation adjustment							—	—	—	22	—	22
Net loss	—	—	—	—	—	—	—	—	—	—	(10,738)	(10,738)
Balances at June 30, 2021	—	$—	—	$—	—	$—	25,130,613	$3	$337,493	$(174)	$(155,990)	$181,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,703)	$(24,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,395	3,741
Depreciation and amortization expense	279	291
Amortization on marketable securities	673	150
Change in deferred taxes and uncertain tax positions	25	38
Amortization of operating lease assets	268	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,841)	(581)
Other assets	—	(8)
Accounts payable	(1,115)	1,327
Accrued expenses and other current liabilities	(147)	(3,932)
Operating lease liabilities	(296)	—
Deferred rent	—	(27)
Net cash used in operating activities	(24,462)	(23,076)
Cash flows from investing activities:
Purchase of property and equipment	(249)	(66)
Purchase of investments	(62,471)	(137,593)
Proceeds from sales and maturities of investments	56,234	19,941
Net cash used in investing activities	(6,486)	(117,718)
Cash flows from financing activities:
Net proceeds from initial public offering	—	136,362
Proceeds from notes receivable	—	12,718
Payment of loans payable	—	(12,880)
Payment of deferred offering costs	—	(2,721)
Proceeds from stock option exercises	—	101
Proceeds from the issuance of common stock under employee stock purchase plan	124	—
Net cash provided by financing activities	124	133,580
Effect of exchange rate changes on cash and cash equivalents	(69)	(51)
Net decrease in cash and cash equivalents	(30,893)	(7,265)
Cash and cash equivalents at beginning of period	47,699	74,854
Cash and cash equivalents at end of period	$16,806	$67,589
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$334	$—
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,513	$—
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$186,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

Terns Pharmaceuticals, Inc. (Terns) is a clinical-stage biopharmaceutical company developing a portfolio of small-molecule product candidates to address serious diseases including oncology, obesity and non-alcoholic steatohepatitis (NASH).

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

At-the-Market Offering

In March 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission, or SEC. There were no sales of the Company's common stock pursuant to this agreement through June 30, 2022.

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

The Company classifies as available-for-sale marketable securities with a remaining maturity when purchased of greater than three months. Marketable securities are maintained by investment managers and consist of U.S. government and non-U.S. government securities, corporate debt securities, and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest income and/or expense. Realized gains and losses on debt securities are determined using the specific identification method and are included in other (expense) income, net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s consolidated statements of operations and comprehensive loss.

The fair value and amortized cost of marketable securities by major security type is as follows:

	June 30, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$2,948	$—	$—	$2,948
U.S. government securities	50,180	—	(740)	49,440
Non-U.S. government securities	3,045	—	(48)	2,997
Corporate debt securities	25,337	—	(250)	25,087
Commercial paper	45,480	—	—	45,480
Total	$126,990	$—	$(1,038)	$125,952

Classified as:
Cash equivalents				$2,948
Marketable securities				123,004
Total				$125,952

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$33,239	$—	$—	$33,239
U.S. government securities	36,322	—	(130)	36,192
Non-U.S. government securities	11,194	—	(12)	11,182
Corporate debt securities	39,495	—	(52)	39,443
Commercial paper	31,466	—	—	31,466
Total	$151,716	$—	$(194)	$151,522

Classified as:
Cash equivalents				$33,239
Marketable securities				118,283
Total				$151,522

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	June 30, 2022	December 31, 2021
Research and development costs	$1,927	$1,570
Compensation and benefit costs	1,320	2,403
Accrued professional fees	1,089	363
Other	149	358
Total accrued expenses and other current liabilities	$4,485	$4,694

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

The Company assesses accounting for uncertainty in income taxes by modeling for the recognition, measurement and disclosure in financial statements any uncertain income tax positions that the Company has taken or expects to take on a tax return. As of each balance sheet date, unresolved uncertain tax positions are reassessed. The Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of June 30, 2022 and 2021, the total amount of gross interest accrued and penalties was nominal.

The Company recorded income tax expense for the three and six months ended June 30, 2022 and 2021 of less than $0.1 million. The expenses are primarily related to foreign income tax expenses from China.

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

Stock-Based Compensation

Stock-based compensation expense, including grants of stock options and restricted stock awards issued under the Company’s equity incentive plan and rights to acquire stock granted under the Company’s employee stock purchase plan (ESPP), is measured at the grant date based on the fair value of the awards and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company’s determination of the fair value of stock options with time-based vesting and rights to acquire stock under the ESPP utilizes the Black-Scholes option-pricing model. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The Company estimates risk-free rates using the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term and dividend yield using the Company’s expectations and historical data. The Company uses the simplified method to calculate the expected term of stock option grants. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option. The fair value of each stock option grant and right to acquire stock under the ESPP is calculated based upon the Company’s common stock valuation on the date of the grant. The Company accounts for forfeitures of stock option grants as they occur.

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

The Company’s convertible preferred stock outstanding prior to the IPO contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such securities. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the three and six months ended June 30, 2022 and 2021.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2022	2021
Options to purchase common stock	4,478,338	2,583,563
Unvested restricted stock units	97,330	—
Shares issuable under employee stock purchase plan	29,837	—
Total	4,605,505	2,583,563

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$13,858	$—	$—	$13,858
Money market funds	2,948	—	—	2,948
Total cash and cash equivalents	$16,806	$—	$—	$16,806
Marketable securities
U.S. government securities	$—	$49,440	$—	$49,440
Non-U.S. government securities	—	2,997	—	2,997
Corporate debt securities	—	25,087	—	25,087
Commercial paper	—	45,480	—	45,480
Total marketable securities	$—	$123,004	$—	$123,004

	Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$14,460	$—	$—	$14,460
Money market funds	33,239	—	—	33,239
Total cash and equivalents	$47,699	$—	$—	$47,699
Marketable securities
U.S. government securities	$—	$36,192	$—	$36,192
Non-U.S. government securities	—	11,182	—	11,182
Corporate debt securities	—	39,443	—	39,443
Commercial paper	—	31,466	—	31,466
Total marketable securities	$—	$118,283	$—	$118,283

The aggregate amortized cost and fair value of marketable securities as of June 30, 2022, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$124,042	$123,004
Due after one year through two years	—	—
Total marketable securities	$124,042	$123,004

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

Components of lease cost are as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2022	June 30, 2022
Operating lease cost	$151	$305
Short-term cost	12	27
Total lease cost	$163	$332

Weighted-average remaining lease term		2.30
Weighted-average discount rate		6.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2022	$333
2023	652
2024	559
2025 and thereafter	—
Total lease payments	1,544
Less: Imputed interest	(107)
Present value of lease liabilities	1,437
Less: Current portion of lease liabilities	(586)
Total lease liabilities, non-current	$851

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

In connection with the IPO, all the outstanding shares of convertible preferred stock converted into common stock and the Company does not have any shares of preferred stock outstanding as of June 30, 2022.

6. Common Stock and Stock-Based Compensation

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2022	December 31, 2021
Options outstanding under incentive award plans	4,478,338	3,577,485
Unvested restricted stock units	97,330	—
Shares available for future grant under incentive award plans	1,393,902	1,138,622
Shares available for future grant under employee stock purchase plans	408,134	240,000
Total shares reserved	6,377,704	4,956,107

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through June 30, 2022, no cash dividends have been declared or paid by the Company.

Stock-Based Compensation Plans

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

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 1,263,463 shares effective as of January 1, 2022. As of June 30, 2022, 1,393,902 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 252,692 shares effective as of January 1, 2022. As of June 30, 2022, 408,134 shares of the Company’s common stock were available for future grants under the 2021 ESPP.

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

As of June 30, 2022, there was $0.2 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 0.92 years as of June 30, 2022. There were 84,558 shares purchased by employees under the ESPP during the period ended June 30, 2022.

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

The following table summarizes the stock option activity for all stock plans during the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	3,577,485	$9.72	9.09	$491
Granted	1,026,020	4.84
Exercised	(10,000)	0.00		21
Forfeited	(115,167)	10.31
Outstanding as of June 30, 2022	4,478,338	$8.62	8.86	$175
Exercisable, June 30, 2022	2,081,155	$8.80	8.33	$17
Vested and expected to vest, June 30, 2022	4,478,338	$8.62	8.86	$175

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of June 30, 2022, there was $25.7 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 2.61 years.

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

The following table summarizes the RSU activity for all stock plans during the six months ended June 30, 2022:

	Number of Shares	Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2021	—	$—
Granted	111,200	3.24
Forfeited	(13,870)	3.44
Unvested restricted stock units as of June 30, 2022	97,330	$3.21

As of June 30, 2022, there was $0.3 million of unrecognized stock-based compensation expense related to restricted stock which is estimated to be recognized over a period of 3.57 years.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s employee stock purchase plan using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Six Months Ended June 30,
	2022	2021
Stock Option Plans
Expected term (years)	5.97	6.00
Expected volatility	72.83%	70.56%
Risk-free interest rate	2.01%	0.88%
Fair value of underlying common stock	$4.84	$19.85
Weighted average grant-date fair value per share	$3.16	$12.32
Employee Stock Purchase Plans
Expected term (years)	0.75	—
Expected volatility	70.86%	—%
Risk-free interest rate	1.89%	—%
Fair value of underlying common stock	$1.66	$—
Weighted average grant-date fair value per share	$0.65	$—

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development expense	$687	$491	$1,457	$973
General and administrative expense	1,964	1,418	3,938	2,768
Total stock-based compensation expense	$2,651	$1,909	$5,395	$3,741

7. Assignment, License and Collaboration Agreements

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

The Company agreed to pay Lilly up to an aggregate of $6.0 million in pre-specified development milestones for the first covered product in mainland China, and up to an aggregate of $50.0 million in pre-specified development milestones for the first covered product in ex-mainland China. The Company also agreed to pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to low teens on net sales ranging from the low hundreds of millions of dollars to the low billions of dollars. The Lilly FXR 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of June 30, 2022, the Company has not paid any amounts under the agreement and no milestones have been achieved. The Company has not recorded any research and development expense during the three and six months ended June 30, 2022 and 2021 related to this agreement.

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

The Company paid Lilly a non-refundable, non-creditable upfront payment of $4.0 million, which was recorded as research and development expense in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2018. In addition, pursuant to the terms of the Lilly VAP-1 2018 License Agreement, the Company agreed to pay Lilly up to an aggregate of $74.0 million in pre-specified development milestones for the first covered product, and up to an aggregate of $30.0 million in pre-specified development milestones for the second indication of a covered product. The Company must also pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to mid-teens on net sales ranging from the high tens of millions of dollars to the low billions of dollars. The Lilly VAP-1 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of June 30, 2022, the Company has paid $4.0 million to Lilly. No development milestones have been met as of June 30, 2022. The Company has not recorded any research and development expense during the three and six months ended June 30, 2022 and 2021 related to this agreement.

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

The Company paid Vintagence a non-refundable, non-creditable upfront payment of $0.7 million, which was recorded as research and development expense in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2019. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of June 30, 2022, the Company has paid $2.2 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s IND filing for TERN-501 in December 2020. The Company has not recognized any research and development expense during the three and six months ended June 30, 2022 and 2021 related to this agreement.

In August 2022, the Company made a milestone payment of $2.2 million to Vintagence in connection with the initiation of dosing in the Phase 2a DUET trial. The Company will recognize the research and development expense related to the payment during the third quarter of fiscal 2022.

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

In addition, pursuant to the Hansoh 2020 Option and License Agreement, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of June 30, 2022, no milestones have been met and future payments are all constrained.

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

Overview

We are a clinical-stage biopharmaceutical company developing a portfolio of small-molecule product candidates to address serious diseases including oncology, obesity and non-alcoholic steatohepatitis (NASH). Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with large unmet needs.

Our product pipeline currently consists of three product candidates – TERN-701, TERN-601 and TERN-501. TERN-701 is our allosteric BCR-ABL tyrosine kinase inhibitor (TKI) that is in clinical development in China for chronic myeloid leukemia (CML), a form of cancer that starts in bone marrow. TERN-601 is our small-molecule glucagon-like peptide-1 receptor (GLP-1R) agonist for metabolic diseases such as obesity, with the goal of initiating a first-in-human clinical trial in 2023. TERN-501 is our highly selective thyroid hormone receptor beta (THR-β) agonist for NASH in Phase 2a development. We expect our existing cash and cash equivalents to support our operations into 2025 and be sufficient to generate three key data readouts from our three programs in CML, obesity and NASH.

TERN-701: Oral, allosteric BCR-ABL tyrosine kinase inhibitor for chronic myeloid leukemia

TERN-701 is our proprietary, oral, potent, allosteric BCR-ABL TKI specifically targeting the ABL myristoyl pocket for chronic myeloid leukemia. CML is a form of cancer that begins in the bone marrow and leads to growth of leukemic cells. CML accounts for approximately 15% of newly diagnosed cases of leukemia in adults. In the United States, the prevalence of CML is approximately 90,000 and is expected to reach 180,000 cases by 2030. In 2022, approximately 9,000 new cases of CML will be diagnosed, with a mortality rate of 1,200 patients expected. The standard of care (SOC) for CML includes active-site TKIs including imatinib, nilotinib, dasatinib and bosutinib. However, an unmet medical need remains due to (1) an increasing number of patients becoming refractory or intolerant to the current SOC, (2) mutations that are difficult for active-site TKIs to treat (e.g., T315i), or (3) safety warnings for active-site TKIs that overcome the T315i mutation.

Allosteric TKIs, which bind to the myristoyl-binding pocket, have the potential to address active-site TKI shortcomings, including off-target activity and limited efficacy against active site resistance mutations. TERN-701 aims to address limitations of the only FDA-approved allosteric BCR-ABL TKI (asciminib) with the goal of achieving improved tumor suppression through a combination of (1) potent activity against CML including a broad range of mutations, and (2) improved PK to enable potential once-daily dosing, and minimal food or fasting requirements. We out-licensed TERN-701 to Hansoh Pharmaceuticals for development in the greater China region, while retaining all worldwide development and commercialization rights outside of greater China. We plan to explore options for the development and commercialization of TERN-701 outside of China, including potential internal development and/or additional strategic partnerships.

TERN-701 is referred to by Hansoh Pharmaceuticals as HS-10382. In May 2022, Hansoh initiated an open-label, multicenter, dose-escalation and expansion, first-in-human study in chronic or accelerated phase CML patients, who are resistant or intolerant to prior active-site BCR-ABL TKI treatment. The trial is comprised of two parts, with dose escalation being conducted in Part 1 to determine the maximum tolerated or maximum applicable dose followed by dose expansion in Part 2 of the trial, in which additional CML patients will be enrolled to receive one or more doses selected from Part 1. Part 2 of the trial will evaluate major cytogenetic response at six months as its primary endpoint, with key secondary endpoints including molecular response, hematologic response, measures of PK and an evaluation of safety and tolerability. The Phase 1 trial for TERN-701, which is conducted and funded by Hansoh in China, is illustrated below:

TERN-601: Oral, small-molecule glucagon-like peptide-1 (GLP-1) receptor agonist for obesity

We are also developing an oral small-molecule glucagon-like peptide-1 receptor (GLP-1R) agonist for the treatment of obesity known as TERN-601. Obesity represents a large unmet medical need, with recent studies estimating the aggregate U.S. national cost of obesity to exceed $260 billion. While approximately 50% of Americans meet the criteria for medical obesity, only 2% of adults receive therapies for weight loss. GLP-1R agonism has many potentially beneficial effects including increased insulin secretion by the pancreas, reduced glucagon secretion in the liver, slowed gastric emptying into the gut, increased sense of satiety in the brain and reduced inflammation. Synthetic GLP-1 peptides have been approved for obesity and diabetes. Semaglutide (Wegovy), a GLP-1R peptide agonist recently approved for chronic weight management in overweight or obese patients, appears to be expanding the primary care market for obesity treatment, as 75% of Wegovy patients are receiving anti-obesity medication for the first time. However, approved synthetic GLP-1R peptide agonists are biologic molecules with complex manufacturing processes and may require higher doses for weight loss or NASH treatment than for management of diabetes. These GLP-1R peptide agonists also require frequent subcutaneous injections, and titration or drug holidays for management of their poor tolerability profiles. These barriers are likely to limit their widespread use for chronic weight management, particularly if efficacious oral treatments become available. We aim to develop a small molecule, orally administered GLP-1R agonist with a convenient oral dosing schedule for the treatment of obesity. Our GLP-1R agonist program has screened more than 20,000 molecular permutations through our proprietary quantitative structure activity relationship (QSAR) model to identify several potentially suitable small-molecule scaffolds with potentially improved properties relative to other GLP-1R agonism-based approaches. We have optimized these series of compounds and identified structures that we believe are suitable for oral administration as a single-agent or in combination with other drug candidates within our pipeline. We designated a lead development candidate for our GLP-1R agonist program as TERN-601 in the fourth quarter of 2021 and are conducting IND-enabling activities for TERN-601 with the goal of initiating a first-in-human clinical trial in 2023. We expect that the Phase 1 clinical program for TERN-601 will include a single ascending dose (SAD) trial in healthy volunteers and a multiple ascending dose (MAD) proof-of-concept trial in healthy volunteers assessing potential endpoints such as body weight and glycemic control parameters, such as HbA1c. We also continue to evaluate other small-molecule GLP-1R agonists that have the potential to exhibit differentiated properties from TERN-601 and other GLP-1 product candidates.

TERN-501: Oral, thyroid hormone receptor-beta (THR-β) agonist for NASH

TERN-501 is an orally administered THR-β agonist with high metabolic stability, enhanced liver distribution and greater selectivity for THR-β compared to other THR-β agonists in development. In November 2021, we announced positive top-line data from a Phase 1 clinical trial of TERN-501 in healthy volunteers with mildly elevated low-density lipoprotein (LDL) cholesterol. This Phase 1 trial included single ascending dose (SAD), multiple ascending dose (MAD) and drug-drug interaction (DDI) cohorts evaluating the safety, tolerability, pharmacodynamics and pharmacokinetics of TERN-501. In the SAD and MAD cohorts, single and multiple doses of TERN-501 were generally well-tolerated with a similar incidence of adverse events (AEs) across all TERN-501 treatment groups and placebo. All AEs were mild to moderate with no apparent dose relationship, with no treatment-emergent serious AEs and no discontinuations of study or study drug due to any AE. There were no cardiac safety signals, no incidence of diarrhea and no differences between TERN-501 groups and placebo in change from baseline in heart rate, blood pressure or other vital signs. Thyroid function test results were consistent with THR-β agonists currently in clinical development, and there were no findings of clinical hyper- or hypo-thyroidism. There were no differences between placebo and any TERN-501 dose group in liver function abnormalities or mean change from baseline in liver transaminases at Day 15 in the MAD cohorts. TERN-501 demonstrated a predictable pharmacokinetic profile with low variability: study drug plasma exposures were linear and approximately dose-proportional with no overlap between dose strengths. Significant effects on sex hormone binding globulin (SHBG), a key pharmacodynamic marker of THR-β engagement linked to NASH histologic efficacy, were observed following treatment with TERN-501. The SHBG increases observed with 14 days of TERN-501 treatment were significant, dose dependent and have been associated with robust reductions in magnetic resonance imaging proton density fat fraction (MRI-PDFF) and NAFLD Activity Score in a precedent late-stage clinical NASH trial. The overall pharmacokinetic profile from this trial indicates that TERN-501 is well-suited for co-formulation with other small-molecule NASH agents as an oral, once-daily fixed dose combination. In the DDI cohort, the combination of TERN-501 and TERN-101, our liver-distributed, non-bile acid FXR agonist, was well-tolerated. Preliminary pharmacokinetic results support the co-administration of TERN-501 and TERN-101 in NASH patients, with no apparent need for dose adjustment.

In April 2022, the U.S. Food and Drug Administration (FDA) cleared our investigational new drug (IND) application for our clinical-stage combination therapy candidates in NASH, including combinations of TERN-501 and TERN-101 as well as future studies of other potential combination therapy regimens. Under the IND, we are proceeding with a multicenter randomized, double-blind, placebo-controlled Phase 2a clinical trial in noncirrhotic NASH patients using a factorial design, which includes both monotherapy and combination arms of TERN-501 and TERN-101. This Phase 2a trial, known as the DUET trial, is expected to enroll approximately 140 adult patients with elevated body mass index (BMI ≥ 25 kg/m2) and NASH with fibrosis, but not cirrhosis, based on prior liver biopsy and/or imaging criteria and clinical criteria. All patients must have liver fat content measured by MRI-PDFF of ≥10%, MRI corrected T1 (cT1) relaxation time of ≥ 800 msec, and meet other inclusion and exclusion criteria. The clinical trial includes a 12-week treatment period and a 4-week follow-up period. The primary endpoint will be the relative change from baseline in MRI-PDFF at Week 12 for TERN-501 monotherapy compared with placebo. Secondary endpoints include assessment of changes in PDFF (combination vs. placebo) and cT1 (TERN-501 monotherapy vs. placebo as well as TERN-501 and TERN-101 combination vs. placebo). Dosing in the DUET trial started in July 2022, and top-line data are expected in the second half of 2023. The Phase 2a DUET trial design is illustrated in the figure below:

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations. In May 2022, we announced the prioritization of our resources towards development activities related to GLP-1R agonist program, including TERN-601, and TERN-501 (including the ongoing Phase 2a DUET trial of TERN-501 as monotherapy and in combination with TERN-101), and supporting our partner’s clinical development of TERN-701 for CML in China. We expect our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2025, including three proof-of-concept data readouts from our prioritized programs.

We do not have any product candidates approved for commercial sale, and we have not generated any revenue from product sales. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development and eventual commercialization of one or more of our product candidates which we expect, if it ever occurs, will take a number of years. We will not generate any revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacturing if any of our product candidates obtain marketing approval. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

The coronavirus disease 2019 (COVID-19) pandemic is rapidly evolving. The COVID-19 pandemic continues to impact countries worldwide, including the United States and China where we have business operations. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on future developments, including the duration and spread of the outbreak and its impact on our development activities, planned clinical trial enrollment, future trial sites, contract research organizations (CROs), third-party manufacturers and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and will depend on future developments, including the duration and/or severity of the outbreak, the impact of any resurgences and new variants that emerge, actions by the government authorities to contain the spread of the virus, the availability, adoption and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and to the on-site and in-person activities of our personnel. We will continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities in the United States and China, or that we determine are in the best interest of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Results of operations

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Results of Operations
Operating expenses:
Research and development	$8,662	$5,961	$2,701	$16,798	$14,696	$2,102
General and administrative	5,422	4,857	565	11,111	9,418	1,693
Total operating expenses	14,084	10,818	3,266	27,909	24,114	3,795
Loss from operations	(14,084)	(10,818)	(3,266)	(27,909)	(24,114)	(3,795)
Other income:
Interest income	214	55	159	283	66	217
Other (expense) income, net	(54)	39	(93)	(50)	26	(76)
Total other income, net	160	94	66	233	92	141
Loss before income taxes	(13,924)	(10,724)	(3,200)	(27,676)	(24,022)	(3,654)
Income tax expense	(6)	(14)	8	(27)	(53)	26
Net loss	$(13,930)	$(10,738)	$(3,192)	$(27,703)	$(24,075)	$(3,628)

Revenue

To date, we have not generated, and do not expect to generate for the foreseeable future, any revenue from the sale of products. We may generate revenue from pre-specified clinical, regulatory and sales milestones as part of an exclusive option and license agreement for TERN-701 in greater China with Hansoh Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd. (collectively, Hansoh).

Research and development expenses

Research and development expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel engaged in research and development functions. Research and development expenses also include clinical and nonclinical development of our product candidates.

The increase in research and development expenses for the three months ended June 30, 2022, compared to the same period in 2021, was due to a $1.2 million increase in personnel-related expenses due to higher headcount, a $1.4 million increase in clinical program expenses and a $0.1 million increase due to higher allocated facility-related and depreciation expenses to research and development expenses.

The increase in research and development expenses for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to a $2.5 million increase in personnel-related expenses due to higher headcount and a $0.1 million increase due to higher allocated facility-related and depreciation expenses to research and development expenses. These increases were partially offset by a $0.6 million decrease related to our clinical program expenses primarily from the Phase 2a LIFT study.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, accounting and tax services.

The increase in general and administrative expenses for the three months ended June 30, 2022, compared to the same period in 2021, was primarily due to a $0.5 million increase in personnel-related expenses due to higher headcount and a $0.1 million increase in expenses related to insurance and professional services consulting. These increases were partially offset by a $0.1 million decrease due to higher allocated facility-related and depreciation expenses to research and development expenses.

The increase in general and administrative expenses for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to a $1.4 million increase in personnel-related expenses due to higher headcount and a $0.4 million increase in insurance and professional services consulting. These increases were partially offset by a $0.1 million decrease due to higher allocated facility-related and depreciation expenses to research and development expenses.

Interest income

Interest income primarily consists of interest income on our marketable securities.

Interest income for the three months ended June 30, 2022 was $0.2 million, compared to $0.1 million for the same period in 2021.

Interest income for the six months ended June 30, 2022 was $0.3 million, compared to $0.1 million for the same period in 2021.

Other (expense) income, net

Other (expense) income, net for the three months ended June 30, 2022 was $0.1 million of expense, compared to less than $0.1 million of income for the same period in 2021.

Other (expense) income, net for the six months ended June 30, 2022 was $0.1 million of expense, compared to less than $0.1 million of income for the same period in 2021.

Income tax expense

Income tax expense for the three months ended June 30, 2022 was less than $0.1 million, compared to less than $0.1 million for the same period in 2021.

Income tax expense for the six months ended June 30, 2022 was less than $0.1 million, compared to less than $0.1 million for the same period in 2021.

Liquidity and capital resources

Uses of cash

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We expect to continue to incur net operating losses for at least the next several years. In May 2022, we announced the prioritization of our resources towards development activities related to our GLP-1R agonist program, including TERN-601, and TERN-501 (including the planned Phase 2a clinical trial of TERN-501, and supporting our partner’s clinical development of TERN-701 for CML in China. As a result, we expect our existing cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditures into 2025, including key data readouts from our prioritized programs. However, we continue to anticipate that our research and development expenses, general and administrative expenses and capital expenditures will remain significant to support our ongoing and planned activities.

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

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of June 30, 2022, we had an accumulated deficit of $209.8 million, a net loss of $27.7 million, negative cash flows from operations of $24.5 million, and cash, cash equivalents and marketable securities of $139.8 million.

In May 2020, we received proceeds of $16.8 million from the issuance of convertible promissory notes (the 2020 Notes) and a bridge loan.

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

In March 2022, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen), as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC). There were no sales of our common stock pursuant to this agreement through June 30, 2022.

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. We will need substantial additional funding to support our operating activities.

Future funding requirements

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will remain significant for the foreseeable future in connection with conducting additional preclinical studies and clinical trials for our current and future research programs and product candidates, contracting with CROs and contract manufacturing organizations (CMOs) to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

Our primary uses of cash are to fund our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital and providing general and administrative support for these operations.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercialization expenses related to any approved products, marketing, manufacturing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive, and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Cash flows

Operating activities

Net cash used in operating activities during the six months ended June 30, 2022 was $24.5 million and consisted primarily of our net loss of $27.7 million as well as a $3.4 million decrease from changes in operating assets and liabilities. This was partially offset by non-cash adjustments of $5.4 million of stock-based compensation, $0.7 million of net amortization of marketable securities, $0.3 million of depreciation and $0.3 million in amortization of operating lease assets.

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

Investing activities

Net cash used in investing activities during the six months ended June 30, 2022 was $6.5 million and consisted primarily of $62.5 million in purchases of investments and $0.2 million in purchases of property and equipment. This was partially offset by proceeds from the sale and maturity of investments of $56.2 million.

Net cash used in investing activities during the six months ended June 30, 2021 was $117.7 million and consisted primarily of a $137.6 million purchase of investments. This was partially offset by proceeds from the sale and maturity of investments of $19.9 million.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $0.1 million and consisted of $0.1 million of proceeds from the issuance of common stock under our employee stock purchase plan.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2022, management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended June 30, 2022 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

Unregistered Sales of Equity Securities

None.

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

TERNS PHARMACEUTICALS, INC.

Date: August 8, 2022	By:	/s/ Senthil Sundaram
Senthil Sundaram
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Mark Vignola
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)