Form 10-Q
period 2022-09-30
Terns Pharmaceuticals, Inc.
filed 2022-11-09
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 37,613,829 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the potential effects of COVID-19 and economic uncertainty on our preclinical and clinical programs and business;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$62,977	$47,699
Marketable securities	124,309	118,283
Prepaid expenses and other current assets	3,251	948
Total current assets	190,537	166,930
Property and equipment, net	808	1,046
Operating lease assets	1,194	—
Other assets	47	94
Total assets	$192,586	$168,070
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,094	$2,126
Accrued expenses and other current liabilities	4,722	4,694
Current portion of operating lease liabilities	665	—
Total current liabilities	7,481	6,820
Deferred rent, net of current portion	—	160
Taxes payable, non-current	709	787
Operating lease liabilities, non-current	702	—
Total liabilities	8,892	7,767
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at September 30, 2022 and December 31, 2021; 37,613,829 and 25,269,271 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	3
Additional paid-in capital	411,634	342,711
Accumulated other comprehensive loss	(1,348)	(338)
Accumulated deficit	(226,596)	(182,073)
Total stockholders’ equity	183,694	160,303
Total liabilities and stockholders’ equity	$192,586	$168,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$12,161	$7,153	$28,959	$21,849
General and administrative	5,131	4,715	16,242	14,133
Total operating expenses	17,292	11,868	45,201	35,982
Loss from operations	(17,292)	(11,868)	(45,201)	(35,982)
Other income:
Interest income	499	49	782	115
Other (expense) income, net	(14)	4	(64)	30
Total other income, net	485	53	718	145
Loss before income taxes	(16,807)	(11,815)	(44,483)	(35,837)
Income tax expense	(13)	(20)	(40)	(73)
Net loss	$(16,820)	$(11,835)	$(44,523)	$(35,910)

Net loss per share, basic and diluted	$(0.44)	$(0.47)	$(1.50)	$(1.64)
Weighted average common stock outstanding, basic and diluted	38,511,655	25,148,336	29,743,579	21,842,706

Other comprehensive loss:
Net loss	$(16,820)	$(11,835)	$(44,523)	$(35,910)
Unrealized gain (loss) on available-for-sale securities, net of tax	31	2	(812)	(5)
Foreign exchange translation adjustment, net of tax	(138)	5	(198)	(38)
Comprehensive loss	$(16,927)	$(11,828)	$(45,533)	$(35,953)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited; in thousands, except share data)

Nine Months Ended September 30, 2022
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	—	$—	—	$—	—	$—	25,269,271	$3	$342,711	$(338)	$(182,073)	$160,303
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,744	—	—	2,744
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(551)	—	(551)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	—	—	—	—	(13,773)	(13,773)
Balances at March 31, 2022	—	$—	—	$—	—	$—	25,269,271	$3	$345,455	$(896)	$(195,846)	$148,716
Exercise of stock options	—	—	—	—	—	—	10,000	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	84,558	—	124	—	—	124
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,651	—	—	2,651
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(292)	—	(292)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	—	—	—	—	(13,930)	(13,930)
Balances at June 30, 2022	—	$—	—	$—	—	$—	25,363,829	$3	$348,230	$(1,241)	$(209,776)	$137,216
Issuance of common stock and pre-funded warrants, net of issuance costs of $426	—	—	—	—	—	—	12,250,000	1	60,718	—	—	60,719
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,686	—	—	2,686
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	31	—	31
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	(138)	—	(138)
Net loss	—	—	—	—	—	—	—	—	—	—	(16,820)	(16,820)
Balances at September 30, 2022	—	$—	—	$—	—	$—	37,613,829	$4	$411,634	$(1,348)	$(226,596)	$183,694

Nine Months Ended September 30, 2021
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balances at December 31, 2020	2,857,142	$30,000	2,600,645	$68,995	7,500,665	$87,038	337,508	$—	$14,598	$(124)	$(131,915)	$(117,441)
Conversion of preferred stock to common stock upon closing of the initial public offering	(2,857,142)	(30,000)	(2,600,645)	(68,995)	(7,500,665)	(87,038)	16,079,230	2	186,031	—	—	186,033
Issuance of common stock in initial public offering, net of issuance costs of $3,339	—	—	—	—	—	—	8,625,000	1	133,022	—	—	133,023
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,832	—	—	1,832
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(43)	—	(43)
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	—	—	—	—	(13,337)	(13,337)
Balances at March 31, 2021	—	$—	—	$—	—	$—	25,041,738	$3	$335,483	$(232)	$(145,252)	$190,002
Exercise of stock options	—	—	—	—	—	—	17,446	—	101	—	—	101
Vesting of restricted stock	—	—	—	—	—	—	71,429	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,909	—	—	1,909
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	36	—	36
Foreign exchange translation adjustment							—	—	—	22	—	22
Net loss	—	—	—	—	—	—	—	—	—	—	(10,738)	(10,738)
Balances at June 30, 2021	—	$—	—	$—	—	$—	25,130,613	$3	$337,493	$(174)	$(155,990)	$181,332
Exercise of stock options	—	—	—	—	—	—	134,232	—	797	—	—	797
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,855	—	—	1,855
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	2	—	2
Foreign exchange translation adjustment	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	(11,835)	(11,835)
Balances at September 30, 2021	—	$—	—	$—	—	$—	25,264,845	$3	$340,145	$(167)	$(167,825)	$172,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(44,523)	$(35,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,081	5,596
Depreciation and amortization expense	391	398
Amortization on marketable securities	647	685
Change in deferred taxes and uncertain tax positions	39	45
Amortization of operating lease assets	408	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,301)	(391)
Other assets	—	(7)
Accounts payable	(251)	1,221
Accrued expenses and other current liabilities	66	(2,751)
Operating lease liabilities	(455)	—
Deferred rent	—	(44)
Net cash used in operating activities	(37,898)	(31,158)
Cash flows from investing activities:
Purchase of property and equipment	(241)	(140)
Purchase of investments	(91,720)	(146,576)
Proceeds from sales and maturities of investments	84,235	33,441
Net cash used in investing activities	(7,726)	(113,275)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and pre-funded warrants	61,145	—
Payment of deferred offering costs	(144)	(2,721)
Proceeds from the issuance of common stock under employee stock purchase plan	124	—
Net proceeds from initial public offering	—	136,362
Proceeds from notes receivable	—	12,718
Payment of loans payable	—	(12,880)
Proceeds from stock option exercises	—	898
Net cash provided by financing activities	61,125	134,377
Effect of exchange rate changes on cash and cash equivalents	(223)	(47)
Net increase (decrease) in cash and cash equivalents	15,278	(10,103)
Cash and cash equivalents at beginning of period	47,699	74,854
Cash and cash equivalents at end of period	$62,977	$64,751
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$508	$—
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,601	$—
Deferred offering costs included in accounts payable and accrued expense	$282	$—
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$186,033

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

At-the-Market Offering

In March 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission, or SEC. There were no sales of the Company's common stock pursuant to this agreement through September 30, 2022.

August 2022 Financing

In August 2022, the Company issued 12,250,000 shares of its common stock at a price of $2.42 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $60.7 million after deducting underwriting discounts and commissions and offering expenses.

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $33.0 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital.

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

The fair value and amortized cost of marketable securities by major security type is as follows:

	September 30, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$37,094	$—	$—	$37,094
U.S. government securities	43,120	—	(681)	42,439
Non-U.S. government securities	3,022	—	(41)	2,981
Corporate debt securities	29,514	—	(284)	29,230
Commercial paper	49,659	—	—	49,659
Total	$162,409	$—	$(1,006)	$161,403

Classified as:
Cash equivalents				$37,094
Marketable securities				124,309
Total				$161,403

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$33,239	$—	$—	$33,239
U.S. government securities	36,322	—	(130)	36,192
Non-U.S. government securities	11,194	—	(12)	11,182
Corporate debt securities	39,495	—	(52)	39,443
Commercial paper	31,466	—	—	31,466
Total	$151,716	$—	$(194)	$151,522

Classified as:
Cash equivalents				$33,239
Marketable securities				118,283
Total				$151,522

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	September 30, 2022	December 31, 2021
Research and development costs	$1,559	$1,570
Compensation and benefit costs	1,993	2,403
Accrued professional fees	862	363
Other	308	358
Total accrued expenses and other current liabilities	$4,722	$4,694

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

The Company assesses accounting for uncertainty in income taxes by modeling for the recognition, measurement and disclosure in financial statements any uncertain income tax positions that the Company has taken or expects to take on a tax return. As of each balance sheet date, unresolved uncertain tax positions are reassessed. The Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 30, 2022 and 2021, the total amount of gross interest accrued and penalties was nominal.

The Company recorded income tax expense for the three and nine months ended September 30, 2022 and 2021 of less than $0.1 million. The expenses are primarily related to foreign income tax expenses from China.

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

Basic net income (loss) per share of common stock is computed by dividing the net income (loss) per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of September 30, 2022 included pre-funded warrants to purchase up to an aggregate of 14,630,000 shares of common stock that were issued in connection with the August 2022 Financing.

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

The Company reported a net loss for the three and nine months ended September 30, 2022 and 2021. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2022	2021
Options to purchase common stock	4,760,085	3,556,043
Unvested restricted stock units	100,880	—
Shares issuable under employee stock purchase plan	112,757	—
Total	4,973,722	3,556,043

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$25,883	$—	$—	$25,883
Money market funds	37,094	—	—	37,094
Total cash and cash equivalents	$62,977	$—	$—	$62,977
Marketable securities
U.S. government securities	$—	$42,439	$—	$42,439
Non-U.S. government securities	—	2,981	—	2,981
Corporate debt securities	—	29,230	—	29,230
Commercial paper	—	49,659	—	49,659
Total marketable securities	$—	$124,309	$—	$124,309

	Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$14,460	$—	$—	$14,460
Money market funds	33,239	—	—	33,239
Total cash and equivalents	$47,699	$—	$—	$47,699
Marketable securities
U.S. government securities	$—	$36,192	$—	$36,192
Non-U.S. government securities	—	11,182	—	11,182
Corporate debt securities	—	39,443	—	39,443
Commercial paper	—	31,466	—	31,466
Total marketable securities	$—	$118,283	$—	$118,283

The aggregate amortized cost and fair value of marketable securities as of September 30, 2022, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$125,315	$124,309
Due after one year through two years	—	—
Total marketable securities	$125,315	$124,309

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

3. Leases

In March 2019, the Company entered into a lease agreement for office space in Foster City, California which expires October 2024. The Company has the option to extend the lease agreement for a period of five years. Additionally, the Company leases office space in Shanghai and Suzhou China.

Components of lease cost are as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2022
Operating lease cost	$145	$450
Short-term cost	13	40
Total lease cost	$158	$490

Weighted-average remaining lease term		2.02
Weighted-average discount rate		6.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2022	$177
2023	716
2024	559
2025 and thereafter	—
Total lease payments	1,452
Less: Imputed interest	(85)
Present value of lease liabilities	1,367
Less: Current portion of lease liabilities	(665)
Total lease liabilities, non-current	$702

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

In connection with the IPO, all the outstanding shares of convertible preferred stock converted into common stock and the Company does not have any shares of preferred stock outstanding as of September 30, 2022.

6. Common Stock and Stock-Based Compensation

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	September 30, 2022	December 31, 2021
Options outstanding under incentive award plans	4,760,085	3,577,485
Unvested restricted stock units	100,880	—
Shares available for future grant under incentive award plans	1,108,605	1,138,622
Shares available for future grant under employee stock purchase plans	408,134	240,000
Shares available for future grant under employment inducement award plans	1,400,000	—
Pre-funded warrants	14,630,000	—
Total shares reserved	22,407,704	4,956,107

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through September 30, 2022, no cash dividends have been declared or paid by the Company.

Stock-Based Compensation Plans

The Company has three stock-based compensation plans, the 2017 Incentive Award Plan (the “2017 Plan”), the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Employment Inducement Award Plan (the “2022 Inducement Plan”). Although awards made under the 2017 Plan continue to be governed by its terms, the 2017 Plan was terminated at the time of our IPO and no further awards are made under this plan. The 2021 Plan, while effective, authorizes the granting of equity awards to employees and directors of the Company, as well as non-employee consultants. The 2022 Inducement Plan authorizes the granting of equity awards to newly hired employees of the Company.

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 1,263,463 shares effective as of January 1, 2022. As of September 30, 2022, 1,108,605 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 252,692 shares effective as of January 1, 2022. As of September 30, 2022, 408,134 shares of the Company’s common stock were available for future grants under the 2021 ESPP.

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

As of September 30, 2022, there was $0.1 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 0.67 years as of September 30, 2022. There were 84,558 shares purchased by employees under the ESPP during the nine months ended September 30, 2022.

2022 Employment Inducement Award Plan

In September 2022, the Company's compensation committee approved the 2022 Employment Inducement Award Plan (the "2022 Inducement Plan"), which authorized 1,400,000 shares of common stock to be issued and permits the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards to newly hired employees and officers. As of September 30, 2022, 1,400,000 shares of the Company's common stock were available for future grants under the 2022 Inducement Plan.

Pre-Funded Warrants

In connection with the August 2022 Financing, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. No pre-funded warrants have been exercised as of September 30, 2022.

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

The following table summarizes the stock option activity for all stock plans during the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	3,577,485	$9.72	9.09	$491
Granted	1,330,020	4.32
Exercised	(10,000)	0.00		21
Forfeited	(137,420)	9.23
Outstanding as of September 30, 2022	4,760,085	$8.24	8.69	$2,435
Exercisable, September 30, 2022	2,380,117	$9.10	8.18	$131
Vested and expected to vest, September 30, 2022	4,760,085	$8.24	8.69	$2,435

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of September 30, 2022, there was $23.6 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 2.40 years.

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

The following table summarizes the RSU activity for all stock plans during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2021	—	$—
Granted	117,750	3.27
Forfeited	(16,870)	3.36
Unvested restricted stock units as of September 30, 2022	100,880	$3.26

As of September 30, 2022, there was $0.3 million of unrecognized stock-based compensation expense related to restricted stock which is estimated to be recognized over a period of 3.35 years.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s employee stock purchase plan using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Nine Months Ended September 30,
	2022	2021
Stock Option Plans
Expected term (years)	5.99	6.03
Expected volatility	72.69%	76.59%
Risk-free interest rate	2.21%	1.12%
Fair value of underlying common stock	$4.32	$11.92
Weighted average grant-date fair value per share	$2.82	$7.87
Employee Stock Purchase Plans
Expected term (years)	0.75	—
Expected volatility	70.86%	—%
Risk-free interest rate	1.89%	—%
Fair value of underlying common stock	$1.66	$—
Weighted average grant-date fair value per share	$0.65	$—

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development expense	$795	$401	$2,252	$1,374
General and administrative expense	1,891	1,454	5,829	4,222
Total stock-based compensation expense	$2,686	$1,855	$8,081	$5,596

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

The Company agreed to pay Lilly up to an aggregate of $6.0 million in pre-specified development milestones for the first covered product in mainland China, and up to an aggregate of $50.0 million in pre-specified development milestones for the first covered product in ex-mainland China. The Company also agreed to pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to low teens on net sales ranging from the low hundreds of millions of dollars to the low billions of dollars. The Lilly FXR 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of September 30, 2022, the Company has not paid any amounts under the agreement and no milestones have been achieved. The Company has not recorded any research and development expense during the three and nine months ended September 30, 2022 and 2021 related to this agreement.

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

The Company paid Lilly a non-refundable, non-creditable upfront payment of $4.0 million, which was recorded as research and development expense in the Company’s statement of operations and comprehensive loss for the year ended December 31, 2018. In addition, pursuant to the terms of the Lilly VAP-1 2018 License Agreement, the Company agreed to pay Lilly up to an aggregate of $74.0 million in pre-specified development milestones for the first covered product, and up to an aggregate of $30.0 million in pre-specified development milestones for the second indication of a covered product. The Company must also pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to mid-teens on net sales ranging from the high tens of millions of dollars to the low billions of dollars. The Lilly VAP-1 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of September 30, 2022, the Company has paid $4.0 million to Lilly. No development milestones have been met as of September 30, 2022. The Company has not recorded any research and development expense during the three and nine months ended September 30, 2022 and 2021 related to this agreement.

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

The Company paid Vintagence a non-refundable, non-creditable upfront payment of $0.7 million, which was recorded as research and development expense in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2019. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of September 30, 2022, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s IND filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has recognized research and development expense of $2.2 million during the three and nine months ended September 30, 2022 related to this agreement. The Company has not recognized any research and development expense during the three and nine months ended September 30, 2021 related to this agreement.

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

In addition, pursuant to the Hansoh 2020 Option and License Agreement, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of September 30, 2022, no milestones have been met and future payments are all constrained.

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

The most advanced product candidates in our pipeline – TERN-701, TERN-601 and TERN-501 – were internally discovered. TERN-701 is our allosteric BCR-ABL tyrosine kinase inhibitor (TKI) that is in clinical development in China for chronic myeloid leukemia (CML), a form of cancer that starts in bone marrow. TERN-601 is our small-molecule glucagon-like peptide-1 receptor (GLP-1R) agonist for metabolic diseases such as obesity, with the goal of initiating a first-in-human clinical trial in 2023. TERN-501 is our highly selective thyroid hormone receptor beta (THR-β) agonist for NASH in Phase 2a development. We expect our existing cash and cash equivalents to support our operations into 2025 and be sufficient to generate three key clinical data readouts from our three programs in CML, obesity and NASH. Additionally, we are conducting pre-clinical studies exploring TERN-201, our vascular adhesion protein-1 (VAP-1) inhibitor, in combination with immune checkpoint inhibitors for solid tumor indications, and have an ongoing discovery effort for the TERN-800 series of small-molecule glucose-dependent insulinotropic polypeptide receptor (GIPR) modulators for obesity.

TERN-701: Oral, allosteric BCR-ABL tyrosine kinase inhibitor for chronic myeloid leukemia

TERN-701 is our proprietary, oral, potent, allosteric BCR-ABL TKI specifically targeting the ABL myristoyl pocket for chronic myeloid leukemia. CML is a form of cancer that begins in the bone marrow and leads to growth of leukemic cells. CML accounts for approximately 15% of newly diagnosed cases of leukemia in adults. In the United States, the prevalence of CML is approximately 90,000 and is expected to reach 180,000 cases by 2030. In 2022, approximately 9,000 new cases of CML will be diagnosed, with a mortality rate of 1,200 patients expected. The standard of care (SOC) for CML includes active-site TKIs including imatinib, nilotinib, dasatinib, bosutinib and ponatinib. However, an unmet medical need remains due to (1) an increasing number of patients becoming refractory or intolerant to the current SOC, (2) BCR-ABL mutations that are difficult for active-site TKIs to treat (e.g., T315I), or (3) safety warnings for active-site TKIs used in CML patients who are resistant or intolerant to prior TKI therapy.

Allosteric TKIs, which bind to the myristoyl-binding pocket, represent a new treatment class for CML and have the potential to address active-site TKI shortcomings, including off-target activity and limited efficacy against active site resistance mutations. Asciminib is the only allosteric TKI that has been approved by the FDA for use in third-line CML patients and is being evaluated in clinical trials for earlier lines of treatment. In a Phase 3 trial, asciminib was shown to be more than twice as effective as bosutinib, a second generation active-site TKI, in achieving a major molecular response (MMR) in third-line CML patients after 96 weeks of treatment (37.6% asciminib v. 15.8% bosutinib; p=0.001). The discontinuation rate after 96 weeks due to the lack of efficacy or adverse events in patients on asciminib was nearly half of the rate of patients on bosutinib (31.2% asciminib v. 60.5% bosutinib).

Similar to asciminib, TERN-701 aims to address the limitations of active-site TKIs with the goal of achieving improved tumor suppression through a combination of (1) potent activity against BCR-ABL including a broad range of mutations, and (2) improved safety and tolerability profiles. As CML patient survival rates and treatment durations continue to increase, physicians are seeking additional efficacious CML therapies for patients whose tolerability, co-morbidity and/or drug-drug interaction profiles change over time, limiting their available treatment options and the effectiveness of mainstay therapies. We intend to initiate a clinical trial for TERN-701 in the second half of 2023 in the United States, with potential interim top-line readouts from initial cohorts in 2024.

We retain all worldwide development and commercialization rights for TERN-701 outside of greater China. In July 2020, Hansoh Pharmaceuticals in-licensed TERN-701 for development in the greater China region. TERN-701 is referred to by Hansoh Pharmaceuticals as HS-10382. Hansoh is responsible for all development costs in the greater China region, including the ongoing Phase 1 trial.

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

TERN-601: Oral, small-molecule glucagon-like peptide-1 (GLP-1) receptor agonist for obesity

We are also developing an oral small-molecule glucagon-like peptide-1 receptor (GLP-1R) agonist for the treatment of obesity known as TERN-601. Obesity represents a large unmet medical need, with recent studies estimating the aggregate U.S. national cost of obesity to exceed $260 billion. While approximately 50% of Americans meet the criteria for medical obesity, only 2% of adults receive therapies for weight loss. GLP-1R agonism has many potentially beneficial effects including increased insulin secretion by the pancreas, reduced glucagon secretion in the liver, slowed gastric emptying into the gut, increased sense of satiety in the brain and reduced inflammation. Synthetic GLP-1 peptides have been approved for obesity and diabetes. Semaglutide (Wegovy), a GLP-1R peptide agonist recently approved for chronic weight management in overweight or obese patients, appears to be expanding the primary care market for obesity treatment, as 75% of Wegovy patients are receiving anti-obesity medication for the first time. However, approved synthetic GLP-1R peptide agonists are biologic molecules with complex manufacturing processes and may require higher doses for weight loss than for management of diabetes. These GLP-1R peptide agonists also require frequent subcutaneous injections, and titration or drug holidays for management of their poor tolerability profiles. These barriers are likely to limit their widespread use for chronic weight management, particularly if efficacious oral treatments become available.

We aim to develop small molecule, orally administered GLP-1R agonists with a convenient oral dosing schedule for the treatment of obesity. Our GLP-1R agonist program has screened more than 20,000 molecular permutations through our proprietary quantitative structure activity relationship (QSAR) model to identify several potentially suitable small-molecule scaffolds with potentially improved properties relative to other GLP-1R agonism-based approaches. We have optimized these series of compounds and identified structures that we believe are suitable for oral administration as a single-agent or in combination with other drug candidates within our pipeline, including small-molecule GIPR modulators.

We designated a lead development candidate for our GLP-1R agonist program as TERN-601 in the fourth quarter of 2021. We are conducting IND-enabling activities for TERN-601 with the goal of initiating a first-in-human clinical trial in 2023 and receiving top-line data in 2024. We expect that the Phase 1 clinical program for TERN-601 will include a single ascending dose (SAD) trial in healthy volunteers and a multiple ascending dose (MAD) proof-of-concept trial in obese healthy volunteers and/or people with Type 2 diabetes that would potentially assess changes in body weight and glycemic control parameters, such as HbA1c. We also continue to evaluate other small-molecule GLP-1R agonists that have the potential to exhibit differentiated properties from TERN-601 and other GLP-1 product candidates.

TERN-501: Oral, thyroid hormone receptor-beta (THR-β) agonist for NASH

TERN-501 is an orally administered THR-β agonist with high metabolic stability, enhanced liver distribution and greater selectivity for THR-β compared to other THR-β agonists in development. In November 2021, we announced positive top-line data from a Phase 1 clinical trial of TERN-501 in healthy volunteers with mildly elevated low-density lipoprotein (LDL) cholesterol. This Phase 1 trial included single ascending dose (SAD), multiple ascending dose (MAD) and drug-drug interaction (DDI) cohorts evaluating the safety, tolerability, pharmacodynamics and pharmacokinetics of TERN-501. In the SAD and MAD cohorts, single and multiple doses of TERN-501 were generally well-tolerated with a similar incidence of adverse events (AEs) across all TERN-501 treatment groups and placebo. All AEs were mild to moderate with no apparent dose relationship, no treatment-emergent serious AEs and no discontinuations of study or study drug due to any AE. There were no cardiac safety signals, no incidence of diarrhea and no differences between TERN-501 groups and placebo in change from baseline in heart rate, blood pressure or other vital signs. Thyroid function test results were consistent with THR-β agonists currently in clinical development, and there were no findings of clinical hyper- or hypo-thyroidism. There were no differences between placebo and any TERN-501 dose group in liver function abnormalities or mean change from baseline in liver transaminases at Day 15 in the MAD cohorts. TERN-501 demonstrated a predictable pharmacokinetic profile with low variability: study drug plasma exposures were linear and approximately dose-proportional with no overlap between dose strengths. Significant effects on sex hormone binding globulin (SHBG), a key pharmacodynamic marker of THR-β engagement linked to NASH histologic efficacy, were observed following treatment with TERN-501. The SHBG increases observed with 14 days of TERN-501 treatment were significant, dose dependent and have been associated with robust reductions in magnetic resonance imaging proton density fat fraction (MRI-PDFF) and NAFLD Activity Score in a precedent late-stage clinical NASH trial. The overall pharmacokinetic profile from this trial indicates that TERN-501 is well-suited for co-formulation with other small-molecule NASH agents as an oral, once-daily fixed dose combination. In the DDI cohort, the combination of TERN-501 and TERN-101, our liver-distributed, non-bile acid FXR agonist, was well-tolerated. Preliminary pharmacokinetic results support the co-administration of TERN-501 and TERN-101 in NASH patients, with no apparent need for dose adjustment.

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

TERN-201: Oral, vascular adhesion protein-1 (VAP-1) inhibitor in combination with immune checkpoint inhibitors for solid tumors

TERN-201 is a highly-selective inhibitor of VAP-1 that has demonstrated sustained target engagement in clinical trials without the off-target liabilities associated with other VAP-1 inhibitors in development. As part of our oncology pipeline development, we are engaging in preclinical research to evaluate the use of TERN-201 in combination with immune checkpoint inhibitors for solid tumor indications.

VAP-1 is an adhesion molecule and amine oxidase enzyme expressed on the surface of endothelial cells that supports rolling, adhesion, and transmigration of certain leukocytes into sites of inflammation. VAP-1 has also been associated with the recruitment of certain lymphocytes to several human tumors, including hepatocellular carcinoma and head and neck cancer, where VAP-1 expressed on tumor endothelium supports lymphocyte binding. Additionally, bioinformatic analyses have shown that VAP-1 expression is associated with poor prognosis of glioma patients. An analysis of various human cancers revealed that VAP-1 expression was a negative prognostic factor in patients with colorectal, renal, and urothelial cancers. In mouse models of melanoma and lymphoma, VAP-1 inhibition was also shown to decrease the number of CD11b-positive cells, which may suppress immune response, potentially resulting in the slowing of tumor growth.

Efficacy of cancer immunotherapy utilizing immune checkpoint inhibitors such as anti-CTLA4 and PD-1/PD-L1 antibodies is often diminished by underlying immunosuppressive resistance to the therapies in the tumor microenvironment. VAP-1 may contribute to tumor progression through migration of such immunosuppressive myeloid cells. In a recent publication, VAP-1 inhibition was shown to reduce tumor growth in murine colon cancer models. Furthermore, synergistic effects were observed with VAP-1 inhibition in combination with anti-CTLA4 or anti-PD-1 antibodies.

TERN-800 Series: Discovery series of small-molecule glucose-dependent insulinotropic polypeptide receptor (GIPR) modulators for obesity

As part of our ongoing discovery efforts, we are evaluating a family of small-molecule glucose-dependent insulinotropic polypeptide (GIP) receptor modulators, designated as the TERN-800 series, for obesity. GIP is secreted in response to nutrient ingestion to enhance meal-stimulated insulin secretion in a glucose-dependent manner by activating its associated GIP receptor (GIPR) in pancreatic beta cells and other cells in various tissues. In preclinical studies, GIPR activation appears to reduce food intake and promote weight loss when combined with its incretin partner GLP-1. The overlapping body weight-lowering actions of both GIP and GLP-1 suggests that combining the actions of these two peptide hormones may bolster glucose-lowering and appetite-suppressing effects beyond those observed with individual agents.

In a preclinical study, two weeks of simultaneous administration of equimolar amounts of a GLP-1R and a GIPR agonist reduced food intake, body weight, and fat mass in mice to a greater extent than either agent alone. Late stage dual GLP-1/GIP receptor agonists, tirzepatide (Lilly) and NNC0090-2746 (Novo Nordisk), have shown improved glycemic control compared to GLP-1 agonist alone, and decreased body weight in clinical trials. Additionally, a monomolecular combination of a GIPR antagonist/GLP-1R agonist, AMG 133 (Amgen), enhanced the observed weight loss in animal obesity models. In a Phase 1 clinical study of AMG 133, a single high dose resulted in approximately 8 kilograms of weight loss.

Similar to our discovery process for GLP-1, we have synthesized small molecule ligands targeting the GIP receptor and are currently assessing their activity at relevant G-protein coupled receptors. We plan to combine GIPR modulators with GLP-1 receptor agonists, such as TERN-601, for the treatment of obesity and metabolic diseases. We believe our small molecules have the advantage of oral bioavailability and the ability to dose adjust to achieve an optimal response. Combining GIPR modulators with GLP-1 represents a promising strategy under investigation for the treatment of obesity.

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations. We expect our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2025, including three clinical data readouts from our three lead programs.

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

The coronavirus disease 2019 (COVID-19) pandemic is rapidly evolving. The COVID-19 pandemic continues to impact countries worldwide, including the United States and China where we have business operations. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on future developments, including the duration and spread of the outbreak and its impact on supply chains, our development activities, planned clinical trial enrollment, future trial sites, contract research organizations (CROs), third-party manufacturers and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and will depend on future developments, including the duration and/or severity of the outbreak, the impact of any resurgences and new variants that emerge, actions by the government authorities to contain the spread of the virus, the availability, adoption and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and to the on-site and in-person activities of our personnel. We will continue to actively monitor the rapidly evolving situation related to the COVID-19 pandemic and may take further actions that alter our operations, including those that may be required by federal, state or local authorities in the United States and China, or that we determine are in the best interest of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our business, operations and development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Results of operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Results of Operations
Operating expenses:
Research and development	$12,161	$7,153	$5,008	$28,959	$21,849	$7,110
General and administrative	5,131	4,715	416	16,242	14,133	2,109
Total operating expenses	17,292	11,868	5,424	45,201	35,982	9,219
Loss from operations	(17,292)	(11,868)	(5,424)	(45,201)	(35,982)	(9,219)
Other income:
Interest income	499	49	450	782	115	667
Other (expense) income, net	(14)	4	(18)	(64)	30	(94)
Total other income, net	485	53	432	718	145	573
Loss before income taxes	(16,807)	(11,815)	(4,992)	(44,483)	(35,837)	(8,646)
Income tax expense	(13)	(20)	7	(40)	(73)	33
Net loss	$(16,820)	$(11,835)	$(4,985)	$(44,523)	$(35,910)	$(8,613)

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

The increase in research and development expenses for the three months ended September 30, 2022, compared to the same period in 2021, was primarily due to a $3.8 million increase in clinical program expenses and a $1.2 million increase in personnel-related expenses due to higher headcount.

The increase in research and development expenses for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to a $3.7 million increase in personnel-related expenses due to higher headcount, a $3.3 million increase in clinical program expenses and a $0.1 million increase due to higher allocated facility-related and depreciation expenses to research and development expenses.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, accounting and tax services.

The increase in general and administrative expenses for the three months ended September 30, 2022, compared to the same period in 2021, was primarily due to a $0.5 million increase in personnel-related expenses due to higher headcount. The increase was partially offset by a $0.1 million decrease in expenses related to professional services consulting.

The increase in general and administrative expenses for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to a $1.9 million increase in personnel-related expenses due to higher headcount and a $0.3 million increase in insurance and professional services consulting. These increases were partially offset by a $0.1 million decrease due to higher allocated facility-related and depreciation expenses to research and development expenses.

Interest income

Interest income primarily consists of interest income on our marketable securities.

Interest income for the three months ended September 30, 2022 was $0.5 million, compared to less than $0.1 million for the same period in 2021.

Interest income for the nine months ended September 30, 2022 was $0.8 million, compared to $0.1 million for the same period in 2021.

Other (expense) income, net

Other (expense) income, net for the three months ended September 30, 2022 was less than $0.1 million of expense, compared to less than $0.1 million of income for the same period in 2021.

Other (expense) income, net for the nine months ended September 30, 2022 was $0.1 million of expense, compared to less than $0.1 million of income for the same period in 2021.

Income tax expense

Income tax expense for the three months ended September 30, 2022 was less than $0.1 million, compared to less than $0.1 million for the same period in 2021.

Income tax expense for the nine months ended September 30, 2022 was less than $0.1 million, compared to $0.1 million for the same period in 2021.

Liquidity and capital resources

Uses of cash

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We expect our existing cash and cash equivalents to be sufficient to fund our operating expenses and capital expenditures into 2025, including three clinical data readouts from our three lead programs. However, we continue to anticipate that our research and development expenses, general and administrative expenses and capital expenditures will remain significant to support our ongoing and planned activities. We expect to continue to incur net operating losses for at least the next several years.

Sources of liquidity

We have primarily funded our operations through proceeds from the issuance of shares of our common stock, convertible preferred stock and issuance of our convertible promissory notes. We have devoted substantially all of our resources to research and development activities, organizing and staffing our company, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of September 30, 2022, we had an accumulated deficit of $226.6 million, a net loss of $44.5 million, negative cash flows from operations of $37.9 million, and cash, cash equivalents and marketable securities of $187.3 million.

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

In March 2022, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen), as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC). There were no sales of our common stock pursuant to this agreement through September 30, 2022.

In August 2022, we issued 12,250,000 shares of our common stock at a price of $2.42 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $60.7 million after deducting underwriting discounts and commissions and offering expenses.

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

Cash flows

Operating activities

Net cash used in operating activities during the nine months ended September 30, 2022 was $37.9 million and consisted primarily of our net loss of $44.5 million as well as a $2.9 million decrease from changes in operating assets and liabilities. This was partially offset by non-cash adjustments of $8.1 million of stock-based compensation, $0.6 million of net amortization of marketable securities, $0.4 million of depreciation and $0.4 million in amortization of operating lease assets.

Net cash used in operating activities during the nine months ended September 30, 2021 was $31.2 million and consisted primarily of our net loss of $35.9 million as well as a $2.0 million decrease from changes in operating assets and liabilities. This was partially offset by non-cash adjustments of $5.6 million of stock-based compensation, $0.4 million of depreciation and $0.7 million of net amortization on marketable securities.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $7.7 million and consisted primarily of $91.7 million in purchases of investments and $0.2 million in purchases of property and equipment. This was partially offset by proceeds from the sale and maturity of investments of $84.2 million.

Net cash used in investing activities during the nine months ended September 30, 2021 was $113.3 million and consisted primarily of $146.6 million in purchases of investments and $0.1 million in purchases of property and equipment. This was partially offset by proceeds from the sale and maturity of investments of $33.4 million.

Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $61.1 million and consisted of $61.1 million in proceeds from the issuance of common stock and pre-funded warrants in connection with the August 2022 Financing and $0.1 million of proceeds from the issuance of common stock under our employee stock purchase plan. This was partially offset by $0.1 million in payments of deferred offering costs.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2022, management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended September 30, 2022 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 8, 2022, we entered into an amended and restated employment letter agreement (the Amended Agreement) with Senthil Sundaram, our chief executive officer, on terms substantially similar to our prior employment letter agreement with Mr. Sundaram (the Prior Agreement).

Pursuant to the Amended Agreement, Mr. Sundaram is eligible to receive an annual base salary of $561,400 (as may be increased from time to time) and a target annual bonus opportunity of up to 50% of his base salary, subject to adjustment by the Board of Directors. In the event of an Involuntary Termination, Mr. Sundaram will now be entitled, subject to execution and non-revocation of a general release of claims in the company’s favor, to continuation of his healthcare insurance coverage (or an equivalent reimbursement from us) for a period of thirty-six (36) months (as compared to twelve (12) months in the Prior Agreement).

Further, and notwithstanding the terms of any equity award or the plan pursuant to which an equity award is or was granted to Mr. Sundaram, in the event of an Involuntary Termination that is result of Mr. Sundaram’s death or that occurs within three months prior to or anytime following a Disability, then the vesting of each equity award held by Mr. Sundaram will be fully accelerated as of the termination date and each option to purchase common stock held by Mr. Sundaram will remain outstanding and exercisable until the earliest of: (i) three (3) years after the Involuntary Termination, (ii) the closing of a change in control or (iii) the original expiration date of the option.

The Amended Agreement defines an “Involuntary Termination” as a separation resulting from a termination without “cause,” a voluntary resignation by Mr. Sundaram for “good reason,” Mr. Sundaram’s termination as a result of Disability, or Mr. Sundaram’s death. “Disability” is defined as Mr. Sundaram’s inability to perform essential functions of his position due to physical or mental impairment that can reasonably be expected to result in death or can reasonably be expected to continue for a period in excess of ninety (90) days in any twelve (12) month period.

The foregoing is only a summary of the material terms of the Amended Agreement and is qualified in its entirety by reference to the Amended Agreement, which will be filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	2/9/2021	3.2

4.1	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.2	Form of Pre-Funded Warrant.	8-K	8/16/2022	4.1

4.3	Amended and Restated Investor' Rights Agreement, dated December 29, 2020, by and among the Registrant and the investors listed therein.	S-1	1/15/2021	10.1

10.1(a)#	2022 Employment Inducement Award Plan.				X

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan.				X

10.1(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

TERNS PHARMACEUTICALS, INC.

Date: November 9, 2022	By:	/s/ Senthil Sundaram
Senthil Sundaram
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Mark Vignola
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)