Form 10-Q
period 2023-03-31
Terns Pharmaceuticals, Inc.
filed 2023-05-15
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 56,680,148 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$184,354	$143,235
Marketable securities	113,172	139,879
Prepaid expenses and other current assets	2,138	2,071
Total current assets	299,664	285,185
Property and equipment, net	683	757
Operating lease assets	901	1,047
Other assets	37	37
Total assets	$301,285	$287,026
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,690	$1,645
Accrued expenses and other current liabilities	8,763	6,162
Current portion of operating lease liabilities	656	661
Total current liabilities	12,109	8,468
Taxes payable, non-current	1,107	1,071
Operating lease liabilities, non-current	386	544
Total liabilities	13,602	10,083
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at March 31, 2023 and December 31, 2022; 56,669,596 and 53,723,171 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	552,040	520,178
Accumulated other comprehensive loss	(416)	(822)
Accumulated deficit	(263,946)	(242,418)
Total stockholders’ equity	287,683	276,943
Total liabilities and stockholders’ equity	$301,285	$287,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$17,056	$8,136
General and administrative	7,101	5,689
Total operating expenses	24,157	13,825
Loss from operations	(24,157)	(13,825)
Other income:
Interest income	2,693	69
Other (expense) income, net	(4)	4
Total other income, net	2,689	73
Loss before income taxes	(21,468)	(13,752)
Income tax expense	(60)	(21)
Net loss	$(21,528)	$(13,773)

Net loss per share, basic and diluted	$(0.31)	$(0.55)
Weighted average common stock outstanding, basic and diluted	69,778,420	25,269,271

Other comprehensive loss:
Net loss	$(21,528)	$(13,773)
Unrealized gain (loss) on available-for-sale securities, net of tax	418	(551)
Foreign exchange translation adjustment, net of tax	(12)	(7)
Comprehensive loss	$(21,122)	$(14,331)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except share data)

Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	53,723,171	$5	$520,178	$(822)	$(242,418)	$276,943
Issuance of common stock in at-the-market offering	2,929,922	—	27,924	—	—	27,924
Vesting of restricted stock units	16,503	—	—	—	—	—
Stock-based compensation expense	—	—	3,938	—	—	3,938
Unrealized gain on available-for-sale securities	—	—	—	418	—	418
Foreign exchange translation adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(21,528)	(21,528)
Balances at March 31, 2023	56,669,596	$5	$552,040	$(416)	$(263,946)	$287,683

Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	25,269,271	$3	$342,711	$(338)	$(182,073)	$160,303
Stock-based compensation expense	—	—	2,744	—	—	2,744
Unrealized loss on available-for-sale securities	—	—	—	(551)	—	(551)
Foreign exchange translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(13,773)	(13,773)
Balances at March 31, 2022	25,269,271	$3	$345,455	$(896)	$(195,846)	$148,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,528)	$(13,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,938	2,744
Depreciation and amortization expense	76	141
(Accretion) amortization on marketable securities	(806)	613
Change in deferred taxes and uncertain tax positions	32	21
Amortization of operating lease assets	146	137
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(67)	(1,893)
Accounts payable	1,324	(410)
Accrued expenses and other current liabilities	2,666	(731)
Operating lease liabilities	(163)	(149)
Net cash used in operating activities	(14,382)	(13,300)
Cash flows from investing activities:
Purchase of property and equipment	—	(242)
Purchase of investments	(23,862)	(24,434)
Proceeds from sales and maturities of investments	51,793	34,164
Net cash provided by investing activities	27,931	9,488
Cash flows from financing activities:
Net proceeds from issuance of common stock in at-the-market offering	27,924	—
Payment of deferred offering costs	(344)	—
Net cash provided by financing activities	27,580	—
Effect of exchange rate changes on cash and cash equivalents	(10)	(8)
Net increase (decrease) in cash and cash equivalents	41,119	(3,820)
Cash and cash equivalents at beginning of period	143,235	47,699
Cash and cash equivalents at end of period	$184,354	$43,879
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$180	$166
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,513

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

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of Terns and its wholly owned subsidiaries Terns U.S. Opco and Terns Hong Kong and its wholly owned subsidiaries Terns China and Terns Suzhou. The Company’s condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period.

At-the-Market Offering

In March 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission, or SEC. As of March 31, 2023, there were 7,052,550 shares of our common stock sold for aggregate net proceeds of $52.8 million after deducting commissions and offering expenses pursuant to this agreement. The Company sold 2,929,922 shares for aggregate net proceeds of $27.9 million pursuant to this agreement during the three months ended March 31, 2023.

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

Unaudited Interim Financial Information

These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2022, as filed with the SEC on March 27, 2023. There have been no significant changes to the Company's significant accounting policies described in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2022.

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

The Company assesses its available-for-sale debt securities for impairment as of each reporting date in order to determine if a portion of any decline in fair value below carrying value is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within other income (expense), net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.

Interest receivable related to the Company's available-for-sale debt securities is presented as marketable securities on the Company's condensed consolidated balance sheets. The Company writes off interest receivable once it has determined that the asset is not realizable. To date, the Company has not written off any interest receivables associated with its marketable securities.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	March 31, 2023	December 31, 2022
Research and development costs	$5,924	$1,209
Compensation and benefit costs	832	3,843
Accrued professional fees	1,644	925
Other	363	185
Total accrued expenses and other current liabilities	$8,763	$6,162

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

The Company recorded income tax expense for the three months ended March 31, 2023 and 2022 of less than $0.1 million. The expenses are primarily related to foreign income tax expenses from China.

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

Basic net income (loss) per share of common stock is computed by dividing the net income (loss) per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of March 31, 2023 included pre-funded warrants to purchase up to an aggregate of 14,630,000 shares of common stock that were issued in connection with the August 2022 Financing.

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

The Company reported a net loss for the three months ended March 31, 2023 and 2022. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2023	2022
Options to purchase common stock	7,729,844	4,308,952
Unvested restricted stock units	388,103	74,830
Shares issuable under employee stock purchase plan	106,308	59,247
Total	8,224,255	4,443,029

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. For non-public entities, ASU 2016-13 is effective for annual reporting periods, and interim periods within those fiscal years, beginning after December 15, 2022. Under the JOBS Act, emerging growth companies have extended transition periods available for complying with new or revised accounting standards. The Company adopted the new standard on January 1, 2023 on a prospective basis and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting pronouncements that are expected to have a material effect on our financial condition, results of operations or cash flows.

2. Cash Equivalents and Marketable Securities

The amortized cost and fair value of cash equivalents and marketable securities by major security type is as follows:

	March 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$169,405	$—	$—	$169,405
U.S. government securities	39,282	5	(85)	39,202
Corporate debt securities	14,236	—	(19)	14,217
Commercial paper	59,750	3	—	59,753
Total	$282,673	$8	$(104)	$282,577

Classified as:
Cash equivalents				$169,405
Marketable securities				113,172
Total				$282,577

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$23,029	$—	$—	$23,029
U.S. government securities	44,555	31	(383)	44,203
Non-U.S. government securities	3,024	—	(16)	3,008
Corporate debt securities	36,411	—	(146)	36,265
Commercial paper	56,403	—	—	56,403
Total	$163,422	$31	$(545)	$162,908

Classified as:
Cash equivalents				$23,029
Marketable securities				139,879
Total				$162,908

The aggregate fair value of the Company’s available-for-sale marketable securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	March 31, 2023
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$21,399	$(7)	$14,926	$(78)	$36,325	$(85)
Corporate debt securities	14,217	(19)	—	—	14,217	(19)
Total	$35,616	$(26)	$14,926	$(78)	$50,542	$(104)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$29,704	$(384)	$29,704	$(384)
Non-U.S. government securities	—	—	3,008	(15)	3,008	(15)
Corporate debt securities	22,717	(108)	10,530	(38)	33,247	(146)
Total	$22,717	$(108)	$43,242	$(437)	$65,959	$(545)

At March 31, 2023, the Company had 10 available-for-sale marketable securities in an unrealized loss position without an allowance for credit losses. The Company does not intend to sell these securities and the Company believes it is more likely than not that marketable securities in an unrealized loss position will be held until maturity and that the Company will not be required to sell these securities before recovery of their amortized cost basis. The Company believes that an allowance for credit losses is unnecessary as the securities are of high credit quality and the decline in fair value is due to market conditions and/or changes in interest rates.

3. Fair Value

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$14,949	$—	$—	$14,949
Money market funds	169,405	—	—	169,405
Total cash and cash equivalents	$184,354	$—	$—	$184,354
Marketable securities
U.S. government securities	$—	$39,202	$—	$39,202
Corporate debt securities	—	14,217	—	14,217
Commercial paper	—	59,753	—	59,753
Total marketable securities	$—	$113,172	$—	$113,172

	Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$120,206	$—	$—	$120,206
Money market funds	23,029	—	—	23,029
Total cash and equivalents	$143,235	$—	$—	$143,235
Marketable securities
U.S. government securities	$—	$44,203	$—	$44,203
Non-U.S. government securities	—	3,008	—	3,008
Corporate debt securities	—	36,265	—	36,265
Commercial paper	—	56,403	—	56,403
Total marketable securities	$—	$139,879	$—	$139,879

The aggregate amortized cost and fair value of marketable securities as of March 31, 2023, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$113,268	$113,172
Due after one year through two years	—	—
Total marketable securities	$113,268	$113,172

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

4. Leases

In March 2019, the Company entered into a lease agreement for office space in Foster City, California which expires October 2024. The Company has the option to extend the lease agreement for a period of five years. Additionally, the Company leases office space in Shanghai and Suzhou China.

Components of lease cost are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$159	$154
Short-term cost	3	15
Total lease cost	$162	$169

Weighted-average remaining lease term		1.54
Weighted-average discount rate		6.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2023	$535
2024	559
2025 and thereafter	—
Total lease payments	1,094
Less: Imputed interest	(52)
Present value of lease liabilities	1,042
Less: Current portion of lease liabilities	(656)
Total lease liabilities, non-current	$386

5. Common Stock and Stock-Based Compensation

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001. There were no shares of preferred stock outstanding as of March 31, 2023 and December 31, 2022.

The Company had reserved shares of common stock for issuance in connection with the following:

	March 31, 2023	December 31, 2022
Options outstanding under incentive award plans	7,729,844	4,823,928
Unvested restricted stock units	388,103	128,280
Shares available for future grant under incentive award plans	611,278	1,107,362
Shares available for future grant under employee stock purchase plans	861,151	323,920
Shares available for future grant under employment inducement award plans	1,310,000	1,310,000
Pre-funded warrants	14,630,000	14,630,000
Total shares reserved	25,530,376	22,323,490

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through March 31, 2023, no cash dividends have been declared or paid by the Company.

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

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 2,686,158 shares effective as of January 1, 2023. As of March 31, 2023, 611,278 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 537,231 shares effective as of January 1, 2023. As of March 31, 2023, 861,151 shares of the Company’s common stock were available for future grants under the 2021 ESPP.

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

As of March 31, 2023, there was $0.2 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.46 years as of March 31, 2023. There were no shares purchased by employees under the ESPP during the three months ended March 31, 2023 and 2022.

2022 Employment Inducement Award Plan

In September 2022, the Company's compensation committee approved the 2022 Employment Inducement Award Plan (the "2022 Inducement Plan"), which authorized 1,400,000 shares of common stock to be issued and permits the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards to newly hired employees and officers. As of March 31, 2023, 1,310,000 shares of the Company's common stock were available for future grants under the 2022 Inducement Plan.

Pre-Funded Warrants

In connection with the August 2022 Financing, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. No pre-funded warrants have been exercised as of March 31, 2023.

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

The following table summarizes the stock option activity for all stock plans during the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	4,823,928	$8.22	8.46	$11,721
Granted	2,912,500	9.07
Forfeited	(6,584)	9.74
Outstanding as of March 31, 2023	7,729,844	$8.54	8.83	$26,761
Exercisable, March 31, 2023	2,812,216	$8.98	7.82	$8,761
Vested and expected to vest, March 31, 2023	7,729,844	$8.54	8.83	$26,761

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of March 31, 2023, there was $35.3 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 2.78 years.

Restricted Stock Units

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

The following table summarizes the RSU activity for all stock plans during the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2022	128,280	$4.09
Granted	276,326	10.27
Vested	(16,503)	3.67
Unvested restricted stock units as of March 31, 2023	388,103	$8.51

As of March 31, 2023, there was $3.1 million of unrecognized stock-based compensation expense related to restricted stock units which is estimated to be recognized over a period of 3.68 years.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s employee stock purchase plan using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Three Months Ended March 31,
	2023	2022
Stock Option Plans
Expected term (years)	6.08	6.08
Expected volatility	73.44%	73.51%
Risk-free interest rate	3.49%	1.63%
Fair value of underlying common stock	$9.07	$5.78
Weighted average grant-date fair value per share	$6.10	$3.78

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development expense	$1,348	$770
General and administrative expense	2,590	1,974
Total stock-based compensation expense	$3,938	$2,744

6. Assignment, License and Collaboration Agreements

TERN-101 License Agreement with Eli Lilly

In February 2018, the Company entered into a worldwide exclusive license agreement with Eli Lilly and Company (Lilly) (Lilly FXR 2018 License Agreement). Under the terms of the Lilly FXR 2018 License Agreement, Lilly granted the Company an exclusive, royalty-bearing license to make, have made, use, offer for sale, sell, import, and have imported, including all rights to develop, manufacture, and commercialize covered products in the field in the territory and a sublicensing right that allows the Company to grant sublicenses to affiliates and third parties to perform any portion of the development, manufacture, and commercialization of covered products. The Company is required to use commercially reasonable efforts to meet development event milestones, develop the covered product in the field in mainland China and commercialize the covered product in the field in mainland China.

The Company agreed to pay Lilly up to an aggregate of $6.0 million in pre-specified development milestones for the first covered product in mainland China, and up to an aggregate of $50.0 million in pre-specified development milestones for the first covered product in ex-mainland China. The Company also agreed to pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to low teens on net sales ranging from the low hundreds of millions of dollars to the low billions of dollars. The Lilly FXR 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of March 31, 2023, the Company has not paid any amounts under the agreement and no milestones have been achieved. The Company has not recorded any research and development expense during the three months ended March 31, 2023 and 2022 related to this agreement.

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

The Company paid Vintagence a non-refundable, non-creditable upfront payment of $0.7 million, which was recorded as research and development expense in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2019. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of March 31, 2023, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s IND filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has not recognized any research and development expense during the three months ended March 31, 2023 and 2022 related to this agreement.

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

In addition, pursuant to the Hansoh 2020 Option and License Agreement, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of March 31, 2023, no milestones have been met and future payments are all constrained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 27, 2023. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31 each year.

Overview

We are a clinical-stage biopharmaceutical company developing a portfolio of small-molecule product candidates to address serious diseases, including oncology, non-alcoholic steatohepatitis (NASH) and obesity. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with large unmet needs.

The most advanced product candidates in our pipeline – TERN-701, TERN-501 and TERN-601 – were internally discovered. TERN-701 is our allosteric BCR-ABL tyrosine kinase inhibitor (TKI) that is in clinical development in China for chronic myeloid leukemia (CML), a form of cancer that starts in bone marrow. An enrollment progress update for the ongoing China Phase 1 trial for TERN-701 is anticipated as part of a trial-in-progress poster presentation at the American Society of Clinical Oncology 2023 Annual Meeting. We expect our Phase 1 trial for TERN-701 to start in the second half of 2023, and intend to include sites from the United States, Europe and other countries. TERN-501 is our highly selective thyroid hormone receptor beta (THR-β) agonist for NASH in Phase 2a clinical development with top-line data expected in the third quarter of 2023. TERN-601 is our small-molecule glucagon-like peptide-1 receptor (GLP-1R) agonist for metabolic diseases such as obesity. Our goal is to initiate a first-in-human clinical trial for TERN-601 in the second half of 2023 with initial proof of concept data anticipated in 2024. Additionally, we have an ongoing discovery effort for the TERN-800 series of small-molecule glucose-dependent insulinotropic polypeptide receptor (GIPR) modulators for obesity, which have the potential to be combined with GLP-1R agonists.

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2026, including at least three key clinical data readouts from our lead programs in CML, NASH and obesity.

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

Results of operations

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Results of Operations
Operating expenses:
Research and development	$17,056	$8,136	$8,920
General and administrative	7,101	5,689	1,412
Total operating expenses	24,157	13,825	10,332
Loss from operations	(24,157)	(13,825)	(10,332)
Other income:
Interest income	2,693	69	2,624
Other (expense) income, net	(4)	4	(8)
Total other income, net	2,689	73	2,616
Loss before income taxes	(21,468)	(13,752)	(7,716)
Income tax expense	(60)	(21)	(39)
Net loss	$(21,528)	$(13,773)	$(7,755)

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

Research and development expenses

Research and development expenses include personnel-related costs and expenses, including salaries, benefits and stock-based compensation expense, for personnel engaged in research and development functions. Research and development expenses also include clinical and nonclinical development of our product candidates.

The increase in research and development expenses for the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to a $8.1 million increase in clinical and pre-clinical program expenses and a $0.9 million increase in personnel-related expenses due to higher headcount.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, accounting and tax services.

The increase in general and administrative expenses for the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to a $0.9 million increase in personnel-related expenses due to higher headcount and a $0.4 million increase in expenses related to professional services consulting.

Interest income

Interest income primarily consists of interest income on our cash equivalents and marketable securities.

Interest income for the three months ended March 31, 2023 was $2.7 million, compared to $0.1 million for the same period in 2022. The increase in interest income was primarily due to an increase in interest rates.

Other (expense) income, net

Other (expense) income, net for the three months ended March 31, 2023 was less than $0.1 million of expense, compared to less than $0.1 million of income for the same period in 2022.

Income tax expense

Income tax expense for the three months ended March 31, 2023 and 2022 was less than $0.1 million.

Liquidity and capital resources

Uses of cash

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2026, including three clinical data readouts from our three lead programs. However, we continue to anticipate that our research and development expenses, general and administrative expenses and capital expenditures will remain significant to support our ongoing and planned activities. We expect to continue to incur net operating losses for at least the next several years.

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

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of March 31, 2023, we had an accumulated deficit of $263.9 million, a net loss of $21.5 million, negative cash flows from operations of $14.4 million, and cash, cash equivalents and marketable securities of $297.5 million.

In March 2022, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen), as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC). As of March 31, 2023, there were 7,052,550 shares of our common stock sold for aggregate net proceeds of $52.8 million after deducting commissions and offering expenses pursuant to this agreement.

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

Cash flows

Operating activities

Net cash used in operating activities during three months ended March 31, 2023 was $14.4 million and consisted primarily of our net loss of $21.5 million as well as a non-cash adjustment of $0.8 million net accretion on marketable securities. This was partially offset by non-cash adjustments of $3.9 million of stock-based compensation, a $3.8 million increase from changes in operating assets and liabilities, $0.1 million of depreciation and $0.1 million in amortization of operating lease assets.

Net cash used in operating activities during the three months ended March 31, 2022 was $13.3 million and consisted primarily of our net loss of $13.8 million as well as a $3.2 million decrease from changes in operating assets and liabilities. This was partially offset by non-cash adjustments of $2.7 million of stock-based compensation, $0.6 million of net amortization on marketable securities, $0.1 million of depreciation and $0.1 million in amortization of operating lease assets.

Investing activities

Net cash provided in investing activities during the three months ended March 31, 2023 was $27.9 million and consisted primarily of proceeds from the sale and maturity of investments of $51.8 million partially offset by $23.9 million in purchases of investments.

Net cash provided by investing activities during the three months ended March 31, 2022 was $9.5 million and consisted primarily of proceeds from the sale and maturity of investments of $34.2 million partially offset by $24.4 million in purchases of investments and $0.2 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2023 was $27.6 million and consisted primarily of $27.9 million in proceeds from the issuance of common stock in an at-the-market offering partially offset by $0.3 million in payments of deferred offering costs.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2023, management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended March 31, 2023 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2023, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	2/9/2021	3.2

4.1	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.2	Form of Pre-Funded Warrant.	8-K	8/16/2022	4.1

4.3	Amended and Restated Investors' Rights Agreement, dated December 29, 2020, by and among the Registrant and the investors listed therein.	S-1	1/15/2021	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

TERNS PHARMACEUTICALS, INC.

Date: May 15, 2023	By:	/s/ Senthil Sundaram
Senthil Sundaram
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Mark Vignola
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)