Form 10-Q
period 2023-06-30
Terns Pharmaceuticals, Inc.
filed 2023-08-08
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 61,071,897 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the location, timing of commencement and data reporting of future nonclinical studies and clinical trials and research and development programs;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$80,919	$143,235
Marketable securities	204,684	139,879
Prepaid expenses and other current assets	2,712	2,071
Total current assets	288,315	285,185
Property and equipment, net	590	757
Operating lease assets	756	1,047
Other assets	36	37
Total assets	$289,697	$287,026
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,537	$1,645
Accrued expenses and other current liabilities	8,048	6,162
Current portion of operating lease liabilities	653	661
Total current liabilities	14,238	8,468
Taxes payable, non-current	1,086	1,071
Operating lease liabilities, non-current	223	544
Total liabilities	15,547	10,083
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at June 30, 2023 and December 31, 2022; 61,065,023 and 53,723,171 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	6	5
Additional paid-in capital	556,761	520,178
Accumulated other comprehensive loss	(775)	(822)
Accumulated deficit	(281,842)	(242,418)
Total stockholders’ equity	274,150	276,943
Total liabilities and stockholders’ equity	$289,697	$287,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$14,151	$8,662	$31,207	$16,798
General and administrative	7,008	5,422	14,109	11,111
Total operating expenses	21,159	14,084	45,316	27,909
Loss from operations	(21,159)	(14,084)	(45,316)	(27,909)
Other income:
Interest income	3,395	214	6,088	283
Other expense, net	(60)	(54)	(64)	(50)
Total other income, net	3,335	160	6,024	233
Loss before income taxes	(17,824)	(13,924)	(39,292)	(27,676)
Income tax expense	(72)	(6)	(132)	(27)
Net loss	$(17,896)	$(13,930)	$(39,424)	$(27,703)

Net loss per share, basic and diluted	$(0.25)	$(0.55)	$(0.56)	$(1.10)
Weighted average common stock outstanding, basic and diluted	71,364,110	25,304,290	70,575,645	25,286,877

Other comprehensive loss:
Net loss	$(17,896)	$(13,930)	$(39,424)	$(27,703)
Unrealized (loss) gain on available-for-sale securities, net of tax	(298)	(292)	120	(843)
Foreign exchange translation adjustment, net of tax	(61)	(53)	(73)	(60)
Comprehensive loss	$(18,255)	$(14,275)	$(39,377)	$(28,606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except share data)

Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	53,723,171	$5	$520,178	$(822)	$(242,418)	$276,943
Issuance of common stock in at-the-market offering	2,929,922	—	27,924	—	—	27,924
Vesting of restricted stock units	16,503	—	—	—	—	—
Stock-based compensation expense	—	—	3,938	—	—	3,938
Unrealized gain on available-for-sale securities	—	—	—	418	—	418
Foreign exchange translation adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(21,528)	(21,528)
Balances at March 31, 2023	56,669,596	$5	$552,040	$(416)	$(263,946)	$287,683
Exercise of stock options	95,176	—	248	—	—	248
Issuance of common stock under employee stock purchase plan	114,739	—	241	—	—	241
Issuance of common stock in connection with exercise of pre-funded warrants	4,174,960	1	(1)	—	—	—
Vesting of restricted stock units	10,552	—	—	—	—	—
Stock-based compensation expense	—	—	4,233	—	—	4,233
Unrealized loss on available-for-sale securities	—	—	—	(298)	—	(298)
Foreign exchange translation adjustment	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(17,896)	(17,896)
Balances at June 30, 2023	61,065,023	$6	$556,761	$(775)	$(281,842)	$274,150

Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	25,269,271	$3	$342,711	$(338)	$(182,073)	$160,303
Stock-based compensation expense	—	—	2,744	—	—	2,744
Unrealized loss on available-for-sale securities	—	—	—	(551)	—	(551)
Foreign exchange translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(13,773)	(13,773)
Balances at March 31, 2022	25,269,271	$3	$345,455	$(896)	$(195,846)	$148,716
Exercise of stock options	10,000	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	84,558	—	124	—	—	124
Stock-based compensation expense	—	—	2,651	—	—	2,651
Unrealized loss on available-for-sale securities	—	—	—	(292)	—	(292)
Foreign exchange translation adjustment	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(13,930)	(13,930)
Balances at June 30, 2022	25,363,829	$3	$348,230	$(1,241)	$(209,776)	$137,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(39,424)	$(27,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,171	5,395
Depreciation and amortization expense	148	279
(Accretion) amortization on marketable securities	(1,781)	673
Change in deferred taxes and uncertain tax positions	64	25
Amortization of operating lease assets	291	268
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(641)	(1,841)
Accounts payable	4,171	(1,115)
Accrued expenses and other current liabilities	1,951	(147)
Operating lease liabilities	(325)	(296)
Net cash used in operating activities	(27,375)	(24,462)
Cash flows from investing activities:
Purchase of property and equipment	—	(249)
Purchase of investments	(206,693)	(62,471)
Proceeds from sales and maturities of investments	143,787	56,234
Net cash used in investing activities	(62,906)	(6,486)
Cash flows from financing activities:
Net proceeds from issuance of common stock in at-the-market offering	27,924	—
Proceeds from stock option exercises	248	—
Payment of deferred offering costs	(344)	—
Proceeds from issuance of common stock under employee stock purchase plan	241	124
Net cash provided by financing activities	28,069	124
Effect of exchange rate changes on cash and cash equivalents	(104)	(69)
Net decrease in cash and cash equivalents	(62,316)	(30,893)
Cash and cash equivalents at beginning of period	143,235	47,699
Cash and cash equivalents at end of period	$80,919	$16,806
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$357	$334
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,513

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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period.

At-the-Market Offering

In March 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC), which became effective on March 14, 2022. As of June 30, 2023, there were 7,052,550 shares of our common stock sold for aggregate net proceeds of $52.8 million after deducting commissions and offering expenses pursuant to this agreement. The Company sold 2,929,922 shares for aggregate net proceeds of $27.9 million pursuant to this agreement during the six months ended June 30, 2023.

In May 2023, the Company entered into a Sales Agreement with Cowen as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC, which became effective on February 10, 2023. There were no sales of the Company's common stock pursuant to this agreement through June 30, 2023.

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

Unaudited Interim Financial Information

These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (the Annual Report) for the fiscal year ended December 31, 2022, as filed with the SEC on March 27, 2023. There have been no significant changes to the Company's significant accounting policies described in Note 1, Organization, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2022.

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

Operating Leases and Rent Expense

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, upon lease commencement, the Company records a lease liability which represents the Company’s obligation to make lease payments arising from the lease, and a corresponding right-of-use (ROU) asset which represents the Company’s right to use an underlying asset during the lease term.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	June 30, 2023	December 31, 2022
Research and development costs	$3,746	$1,209
Compensation and benefit costs	1,786	3,843
Accrued professional fees	2,236	925
Other	280	185
Total accrued expenses and other current liabilities	$8,048	$6,162

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

The Company recorded income tax expense for the three and six months ended June 30, 2023 and 2022 of $0.1 million. The expenses are primarily related to foreign income tax expenses from China.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Stock-Based Compensation

Stock-based compensation expense, including grants of stock options and restricted stock unit awards issued under the Company’s equity incentive plan and rights to acquire stock granted under the Company’s employee stock purchase plan (ESPP), is measured at the grant date based on the fair value of the awards and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company’s determination of the fair value of stock options with time-based vesting and rights to acquire stock under the ESPP utilizes the Black-Scholes option-pricing model. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The Company estimates risk-free rates using the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term and dividend yield using the Company’s expectations and historical data. The Company uses the simplified method to calculate the expected term of stock option grants as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option. The fair value of each stock option grant and right to acquire stock under the ESPP is calculated based upon the Company’s common stock valuation on the date of the grant. The Company accounts for forfeitures of stock option grants as they occur.

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

Basic net income (loss) per share of common stock is computed by dividing the net income (loss) per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of June 30, 2023 included pre-funded warrants that were issued in connection with the August 2022 Financing, as the warrants were issued for minimal consideration and were immediately exercisable.

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

The Company reported a net loss for the three and six months ended June 30, 2023 and 2022. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2023	2022
Options to purchase common stock	8,450,168	4,478,338
Unvested restricted stock units	372,301	97,330
Shares issuable under employee stock purchase plan	9,193	29,837
Total	8,831,662	4,605,505

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

Recently Issued Accounting Pronouncements Not Yet Adopted

There are no recently issued accounting pronouncements not yet adopted in the period.

2. Cash Equivalents and Marketable Securities

The amortized cost and fair value of cash equivalents and marketable securities by major security type is as follows:

	June 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$52,274	$—	$—	$52,274
U.S. government securities	213,551	30	(424)	213,157
Total	$265,825	$30	$(424)	$265,431

Classified as:
Cash equivalents				$60,747
Marketable securities				204,684
Total				$265,431

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$23,029	$—	$—	$23,029
U.S. government securities	44,555	31	(383)	44,203
Non-U.S. government securities	3,024	—	(16)	3,008
Corporate debt securities	36,411	—	(146)	36,265
Commercial paper	56,403	—	—	56,403
Total	$163,422	$31	$(545)	$162,908

Classified as:
Cash equivalents				$23,029
Marketable securities				139,879
Total				$162,908

The aggregate fair value of the Company’s available-for-sale marketable securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	June 30, 2023
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$141,415	$(424)	$—	$—	$141,415	$(424)
Total	$141,415	$(424)	$—	$—	$141,415	$(424)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$29,704	$(384)	$29,704	$(384)
Non-U.S. government securities	—	—	3,008	(15)	3,008	(15)
Corporate debt securities	22,717	(108)	10,530	(38)	33,247	(146)
Total	$22,717	$(108)	$43,242	$(437)	$65,959	$(545)

At June 30, 2023, the Company had 42 available-for-sale marketable securities in an unrealized loss position without an allowance for credit losses. The Company does not intend to sell these securities and the Company believes it is more likely than not that marketable securities in an unrealized loss position will be held until maturity and that the Company will not be required to sell these securities before recovery of their amortized cost basis. The Company believes that an allowance for credit losses is unnecessary as the securities are of high credit quality and the decline in fair value is due to market conditions and/or changes in interest rates.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$20,172	$—	$—	$20,172
Money market funds	52,274	—	—	52,274
U.S. government securities	—	8,473	—	8,473
Total cash and cash equivalents	$72,446	$8,473	$—	$80,919
Marketable securities
U.S. government securities	$—	$204,684	$—	$204,684
Total marketable securities	$—	$204,684	$—	$204,684

	Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$120,206	$—	$—	$120,206
Money market funds	23,029	—	—	23,029
Total cash and equivalents	$143,235	$—	$—	$143,235
Marketable securities
U.S. government securities	$—	$44,203	$—	$44,203
Non-U.S. government securities	—	3,008	—	3,008
Corporate debt securities	—	36,265	—	36,265
Commercial paper	—	56,403	—	56,403
Total marketable securities	$—	$139,879	$—	$139,879

The aggregate amortized cost and fair value of marketable securities as of June 30, 2023, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$151,101	$150,947
Due after one year through two years	53,980	53,737
Total marketable securities	$205,081	$204,684

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

4. Leases

In March 2019, the Company entered into a lease agreement for office space in Foster City, California which expires October 2024. The Company has the option to extend the lease agreement for a period of five years. Additionally, the Company leases office space in Shanghai and Suzhou China.

Components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$163	$151	$322	$305
Short-term cost	5	12	8	27
Total lease cost	$168	$163	$330	$332

Weighted-average remaining lease term				1.29
Weighted-average discount rate				6.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2023	$354
2024	559
2025 and thereafter	—
Total lease payments	913
Less: Imputed interest	(37)
Present value of lease liabilities	876
Less: Current portion of lease liabilities	(653)
Total lease liabilities, non-current	$223

5. Common Stock and Stock-Based Compensation

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001. There were no shares of preferred stock outstanding as of June 30, 2023 and December 31, 2022.

The Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2023	December 31, 2022
Options outstanding under incentive award plans	8,450,168	4,823,928
Unvested restricted stock units	372,301	128,280
Shares available for future grant under incentive award plans	417,278	1,107,362
Shares available for future grant under employee stock purchase plans	746,412	323,920
Shares available for future grant under employment inducement award plans	693,750	1,310,000
Pre-funded warrants	10,455,000	14,630,000
Total shares reserved	21,134,909	22,323,490

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through June 30, 2023, no cash dividends have been declared or paid by the Company.

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

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 2,686,158 shares effective as of January 1, 2023. As of June 30, 2023, 417,278 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 537,231 shares effective as of January 1, 2023. As of June 30, 2023, 746,412 shares of the Company’s common stock were available for future grants under the 2021 ESPP.

Under the 2021 ESPP, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is 12 months and is divided into two purchase periods of approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lesser of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. A one-year look-back feature in the 2021 ESPP causes the offering period to automatically reset if the fair value of the Company’s common stock on the last day of the purchase period is less than that on the original offering date. 2021 ESPP purchases by employees are settled with newly-issued common stock from the 2021 ESPP’s previously authorized and available pool of shares.

As of June 30, 2023, there was $0.7 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.81 years as of June 30, 2023. There were 114,739 and 84,558 shares purchased by employees under the 2021 ESPP during the six months ended June 30, 2023 and 2022, respectively.

2022 Employment Inducement Award Plan

In September 2022, the Company's compensation committee approved the 2022 Employment Inducement Award Plan (the "2022 Inducement Plan"), which authorized 1,400,000 shares of common stock to be issued and permitted the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards to newly hired employees and officers. As of June 30, 2023, 693,750 shares of the Company's common stock were available for future grants under the 2022 Inducement Plan.

Pre-Funded Warrants

In connection with the August 2022 Financing, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of June 30, 2023, 4,175,000 pre-funded warrants have been exercised.

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

The following table summarizes the stock option activity for all stock plans during the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	4,823,928	$8.22	8.46	$11,721
Granted	3,748,000	9.82
Exercised	(95,176)	2.61		884
Forfeited	(26,584)	6.27
Outstanding as of June 30, 2023	8,450,168	$9.00	8.72	$6,747
Exercisable, June 30, 2023	3,134,803	$8.60	7.72	$3,416
Vested and expected to vest, June 30, 2023	8,450,168	$9.00	8.72	$6,747

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of June 30, 2023, there was $38.3 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 2.67 years.

Restricted Stock Units

Restricted stock units (RSUs) granted to employees under the plans generally vest over four years. The number of shares issued on the date the RSUs vest is net of the minimum statutory tax withholdings, which are paid in cash to the appropriate taxing authorities on behalf of the Company’s employees. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

The following table summarizes the RSU activity for all stock plans during the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2022	128,280	$4.09
Granted	281,076	10.31
Vested	(27,055)	3.28
Forfeited	(10,000)	5.13
Unvested restricted stock units as of June 30, 2023	372,301	$8.82

As of June 30, 2023, there was $2.9 million of unrecognized stock-based compensation expense related to RSUs which is estimated to be recognized over a period of 3.44 years.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s employee stock purchase plan using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Six Months Ended June 30,
	2023	2022
Stock Option Plans
Expected term (years)	6.05	5.97
Expected volatility	73.68%	72.83%
Risk-free interest rate	3.53%	2.01%
Fair value of underlying common stock	$9.82	$4.84
Weighted average grant-date fair value per share	$6.61	$3.16
Employee Stock Purchase Plans
Expected term (years)	1.26	0.75
Expected volatility	86.49%	70.86%
Risk-free interest rate	4.85%	1.89%
Fair value of underlying common stock	$11.30	$1.66
Weighted average grant-date fair value per share	$5.82	$0.65

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development expense	$1,576	$687	$2,924	$1,457
General and administrative expense	2,657	1,964	5,247	3,938
Total stock-based compensation expense	$4,233	$2,651	$8,171	$5,395

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

The Company agreed to pay Lilly up to an aggregate of $6.0 million in pre-specified development milestones for the first covered product in mainland China, and up to an aggregate of $50.0 million in pre-specified development milestones for the first covered product in ex-mainland China. The Company also agreed to pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to low teens on net sales ranging from the low hundreds of millions of dollars to the low billions of dollars. The Lilly FXR 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of June 30, 2023, the Company has not paid any amounts under the agreement and no milestones have been achieved. The Company has not recorded any research and development expense during the three and six months ended June 30, 2023 and 2022 related to this agreement.

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

The Company paid Vintagence a non-refundable, non-creditable upfront payment of $0.7 million, which was recorded as research and development expense in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2019. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of June 30, 2023, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s IND filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has not recognized any research and development expense during the three and six months ended June 30, 2023 and 2022 related to this agreement.

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

In addition, pursuant to the Hansoh 2020 Option and License Agreement, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of June 30, 2023, no milestones have been met and future payments are all constrained.

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

The most advanced product candidates in our pipeline – TERN-701, TERN-501 and TERN-601 – were internally discovered. TERN-701 is our allosteric BCR-ABL tyrosine kinase inhibitor (TKI) that is in clinical development in China for chronic myeloid leukemia (CML), a form of cancer that starts in bone marrow. An enrollment progress update for the ongoing Phase 1 trial for TERN-701 conducted by our partner Hansoh Pharmaceuticals in China was provided in a trial-in-progress poster presentation at the American Society of Clinical Oncology 2023 Annual Meeting. The poster reported that patient enrollment for Cohort 5 was completed in April 2023, with seven sites in China and approximately 100 patients participating in the trial. We have completed drug manufacturing to enable the initiation of our Phase 1 trial for TERN-701 in the second half of 2023. We intend to include sites from the United States, Europe and other countries in this trial, and expect interim top-line readouts from initial dose-escalation cohorts in 2024.

TERN-501 is our highly selective thyroid hormone receptor beta (THR-β) agonist for NASH for which we announced positive top-line data from the Phase 2a DUET trial in August 2023. In the DUET trial, TERN-501 met all primary and secondary endpoints, with TERN-501 demonstrating dose dependent reductions in magnetic resonance imaging-proton density fat fraction (MRI-PDFF) at Week 12 as a once-daily, low dose, and combinable oral therapy. TERN-501 (6 mg) showed statistically significant mean relative liver fat content reduction of 45% as assessed by MRI-PDFF, with 64% of patients achieving at least 30% PDFF reduction. All TERN-501 doses were well-tolerated with no gastrointestinal and no cardiovascular safety signals. See “Recent Developments” for additional information on the top-line results from the DUET trial. We plan to submit data from the DUET trial for presentation at an upcoming scientific conference. We have completed drug manufacturing to enable the initiation of a Phase 2b trial of TERN-501 in NASH.

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

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2026, including key clinical data readouts from our lead programs in CML and obesity, in addition to our Phase 2a DUET trial of TERN-501 in NASH.

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

We do not own or operate, and currently have no plans to establish any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacturing if any of our product candidates obtain marketing approval. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our product candidates.

Recent Developments

Top-line Results from Phase 2a DUET Trial

In August 2023, we announced positive top-line results from the Phase 2a DUET trial of TERN-501 administered as a monotherapy or in combination with TERN-101, our liver-distributed farnesoid X receptor (FXR) agonist, for the treatment of NASH.

The DUET trial achieved its primary endpoint with the once-daily, orally administered TERN-501 (3 mg and 6 mg) monotherapy groups showing dose dependent and statistically significant reductions in mean relative change from baseline in liver fat content as assessed by magnetic resonance imaging, proton density fat fraction (MRI-PDFF). A liver fat content reduction of 45% was observed in the TERN-501 6 mg dose group at Week 12, compared to a 4% reduction in the placebo group (p<0.001). All TERN-501 monotherapy doses (1 mg, 3 mg and 6 mg) achieved statistically higher proportions of patients with MRI-PDFF reduction of at least 30% compared to placebo. A reduction in liver fat content of at least 30% based on MRI-PDFF has been shown to have a high correlation with improvements in NASH when confirmed by liver biopsy.

Primary and secondary TERN-501 monotherapy efficacy results at Week 12

The following table summarizes the primary efficacy endpoint for the DUET trial, which is the relative change from baseline in MRI-PDFF:

At Week 12	Placebo N=21	TERN-501
		1mg N=23	3mg N=19	6mg N=22
MRI-PDFF
Mean baseline (%)	17.0	16.6	19.5	17.3
Relative change (%) from BL	-4	-15	-27**	-45***
Absolute change (%) from BL	-1	-3	-5**	-8***
Patients (%) achieving ≥30% relative reduction	4%	26%*	39%**	64%***

*p<0.05, **p<0.01, ***p<0.001 versus placebo

In addition, TERN-501 (6mg) monotherapy demonstrated a statistically significant reduction in the secondary endpoint of a mean change in corrected T1 (cT1), a magnetic resonance-based imaging marker of liver fibro-inflammation correlated with clinical outcomes in patients with liver disease. TERN-501 monotherapy demonstrated improvement or trends toward improvement in plasma lipid parameters, such as LDL-C, HDL-C, triglycerides, and apolipoprotein B (ApoB). There were dose dependent increases in sex hormone binding globulin (SHBG), a marker of THR-β agonism in the liver; the mean SHBG increase with TERN-501 (6 mg) exceeded 120% at Week 12 and was statistically greater than placebo (p<0.001).

TERN-501 safety results

TERN-501 was generally well tolerated, with adverse events (AEs) being generally mild and evenly distributed across all arms, including placebo. There were no drug-related serious adverse events (SAEs). Drug-related AEs of interest were similar across all arms, including placebo, with similar rates of GI events, including nausea, diarrhea and vomiting. No drug-related cardiovascular AEs were observed. Mean change in thyroid axis hormones, including thyroid stimulating hormone (TSH), free triiodothyronine (fT3) and free thyroxine (fT4), and liver enzymes, including alanine transaminase (ALT), aspartate transaminase (AST) and gamma-glutamyltransferase (GGT), at Week 12 were similar to placebo.

TERN-501 + TERN-101 combination results

The combination of TERN-501 and TERN-101 (10mg) resulted in modest improvements in MRI-PDFF mean relative change (6 mg of TERN-501 combo) and percentage of patients achieving at least a 30% relative reduction in MRI-PDFF (3 mg and 6 mg of TERN-501 combo) when compared to TERN-501 monotherapy arms in Week 12. cT1 results were comparable across mono and combo treatment arms. The combination of TERN-501 and TERN 101 (10mg) did not result in LDL increases from baseline at Week 12, suggesting TERN-501 was able to reverse FXR-mediated LDL increases. We believe these results are overall supportive of TERN-501's ability to be administered in combination with FXR and potentially other therapeutics. There were no treatment-emergent safety signals from the combination arms. TERN-101 safety and tolerability findings were generally consistent with the Phase 2a LIFT trial.

Results of operations

The following table summarizes our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Results of operations
Operating expenses:
Research and development	$14,151	$8,662	$5,489	$31,207	$16,798	$14,409
General and administrative	7,008	5,422	1,586	14,109	11,111	2,998
Total operating expenses	21,159	14,084	7,075	45,316	27,909	17,407
Loss from operations	(21,159)	(14,084)	(7,075)	(45,316)	(27,909)	(17,407)
Other income:
Interest income	3,395	214	3,181	6,088	283	5,805
Other expense, net	(60)	(54)	(6)	(64)	(50)	(14)
Total other income, net	3,335	160	3,175	6,024	233	5,791
Loss before income taxes	(17,824)	(13,924)	(3,900)	(39,292)	(27,676)	(11,616)
Income tax expense	(72)	(6)	(66)	(132)	(27)	(105)
Net loss	$(17,896)	$(13,930)	$(3,966)	$(39,424)	$(27,703)	$(11,721)

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

External expenses include:

•
expenses incurred in connection with the discovery, preclinical and clinical development of our product candidates, including those incurred under agreements with third parties, such as consultants and contract research organizations, or CROs;
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
•
costs associated with consultants for chemistry, manufacturing and controls development, regulatory, statistics and other services; and
•
expenses related to regulatory activities, including filing fees paid to regulatory agencies.

Internal expenses include personnel-related expenses, including salaries, benefits and stock-based compensation expense for personnel engaged in research and development functions. We use internal resources primarily to oversee the research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities. Other expenses include rent, depreciation, maintenance and allocated overhead.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Research and development expenses
External expenses by program:
TERN-701	$993	$—	$993	$1,642	$—	$1,642
TERN-501	4,835	1,821	3,014	13,778	3,612	10,166
TERN-601	716	1,616	(900)	2,415	2,586	(171)
Other programs	2,193	1,748	445	3,445	3,464	(19)
Total external expenses	8,737	5,185	3,552	21,280	9,662	11,618
Unallocated internal expenses:
Personnel-related expenses	5,154	3,161	1,993	9,411	6,495	2,916
Other expenses	260	316	(56)	516	641	(125)
Total research and development expenses	$14,151	$8,662	$5,489	$31,207	$16,798	$14,409

The increase in research and development expenses for the three months ended June 30, 2023, compared to the same period in 2022, was primarily due to a $3.6 million increase in clinical and preclinical program expenses and a $2.0 million increase in personnel-related expenses due to higher headcount.

The increase in research and development expenses for the six months ended June 30, 2023, compared to the same period in 2022, was primarily due to a $11.6 million increase in clinical and preclinical program expenses and a $2.9 million increase in personnel-related expenses due to higher headcount.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, accounting and tax services.

The increase in general and administrative expenses for the three months ended June 30, 2023, compared to the same period in 2022, was primarily due to a $1.1 million increase in personnel-related expenses due to higher headcount and a $0.4 million increase in expenses related to professional services consulting.

The increase in general and administrative expenses for the six months ended June 30, 2023, compared to the same period in 2022, was primarily due to a $2.1 million increase in personnel-related expenses due to higher headcount and a $0.8 million increase in expenses related to professional services consulting.

Interest income

Interest income primarily consists of interest income on our cash equivalents and marketable securities.

Interest income for the three months ended June 30, 2023 was $3.4 million, compared to $0.2 million for the same period in 2022. The increase in interest income was primarily due to an increase in interest rates.

Interest income for the six months ended June 30, 2023 was $6.1 million, compared to $0.3 million for the same period in 2022. The increase in interest income was primarily due to an increase in interest rates.

Other expense, net

Other expense, net for the three and six months ended June 30, 2023 and 2022 was less than $0.1 million of expense.

Income tax expense

Income tax expense for the three months ended June 30, 2023 and 2022 was less than $0.1 million.

Income tax expense for the six months ended June 30, 2023 was $0.1 million, compared to less than $0.1 million for the same period in 2022.

Liquidity and capital resources

Uses of cash

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2026, including key clinical data readouts from our lead programs in CML and obesity, in addition to our Phase 2a DUET trial of TERN-501 in NASH. However, we continue to anticipate that our research and development expenses, general and administrative expenses and capital expenditures will remain significant to support our ongoing and planned activities. We expect to continue to incur net operating losses for at least the next several years.

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

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of June 30, 2023, we had an accumulated deficit of $281.8 million, a net loss of $39.4 million, negative cash flows from operations of $27.4 million, and cash, cash equivalents and marketable securities of $285.6 million.

In March 2022, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen), as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC), which became effective on March 14, 2022. As of June 30, 2023, there were 7,052,550 shares of our common stock sold for aggregate net proceeds of $52.8 million after deducting commissions and offering expenses pursuant to this agreement.

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

In December 2022, we entered into an Underwriting Agreement with Jefferies LLC and Cowen, as representatives of the several underwriters, relating to the underwritten public offering of 10,350,000 shares of our common stock at a public offering price per share of $7.25. Under the terms of the Underwriting Agreement, we granted the underwriters an option, exercisable within 30 days from the date of the Underwriting Agreement, to purchase up to 1,552,500 additional shares of common stock, which the Underwriters exercised in full. Aggregate net proceeds were $80.8 million after deducting underwriting discounts and commissions and offering expenses.

In May 2023, we entered into a Sales Agreement with Cowen, as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which became effective on February 10, 2023. There were no sales of our common stock pursuant to this agreement through June 30, 2023.

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

Cash flows

Operating activities

Net cash used in operating activities during six months ended June 30, 2023 was $27.4 million and consisted primarily of our net loss of $39.4 million as well as a non-cash adjustment of $1.8 million net accretion on marketable securities. This was partially offset by $5.2 million increase from changes in operating assets and liabilities, non-cash adjustments of $8.2 million of stock-based compensation, $0.3 million in amortization of operating lease assets and $0.1 million of depreciation.

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

Investing activities

Net cash used in investing activities during the six months ended June 30, 2023 was $62.9 million and consisted primarily of $206.7 million in purchases of investments, partially offset by proceeds from the sale and maturity of investments of $143.8 million.

Net cash used in investing activities during the six months ended June 30, 2022 was $6.5 million and consisted primarily of $62.5 million in purchases of investments and $0.2 million in purchases of property and equipment. This was partially offset by proceeds from the sale and maturity of investments of $56.2 million.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2023 was $28.1 million and consisted primarily of $27.9 million in net proceeds from the issuance of common stock in an at-the-market offering, $0.2 million in proceeds from the issuance of common stock under our employee stock purchase plan and $0.2 million in proceeds from stock option exercises. This was partially offset by $0.3 million in payments of deferred offering costs.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2023, management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended June 30, 2023 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2023, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Executive Leadership Transition

Senthil Sundaram

On August 2, 2023 (Transition Date), Terns, Inc., our wholly-owned subsidiary (Subsidiary), and Senthil Sundaram entered into a letter agreement related to executive transition, separation and release of claims providing for Mr. Sundaram’s resignation as our Chief Executive Officer, as Chief Executive Officer of the Subsidiary, as a member of our board of directors, as well as from any other officer and director positions for us, the Subsidiary, and any affiliates or subsidiaries (Separation Agreement). Mr. Sundaram’s resignation was effective as of the Transition Date. The Separation Agreement provides for Mr. Sundaram’s continued employment as a non-officer employee serving as a Senior Advisor to the board of directors, effective as of the Transition Date and until the earlier of Mr. Sundaram’s voluntary termination of employment or December 31, 2023 (Termination Date). During the period between the Transition Date and the Termination Date, Mr. Sundaram will receive a monthly salary of $5,000. Mr. Sundaram’s transition is a result of health reasons, as previously disclosed.

Pursuant to the Separation Agreement, Mr. Sundaram is entitled to receive severance in the amount of $602,300, less applicable payroll withholdings, which is equivalent to 12 months of Mr. Sundaram’s annual base salary, payable in our regular payroll in regular installments over the next 12 months. Mr. Sundaram will also be entitled to receive 100% of his annual target discretionary bonus for 2023 in the amount of $301,150, less applicable payroll withholdings. In addition, subject to eligibility, the Separation Agreement provides for continued payment by us of COBRA premiums for health benefit coverage for Mr. Sundaram and his dependents for up to 36 months following the Termination Date. Mr. Sundaram is also entitled to receive reimbursement of legal fees incurred in connection with negotiation of the Separation Agreement up to an amount of $10,000. Under the Separation Agreement, the vesting of each equity award held by Mr. Sundaram will be fully accelerated as of the Termination Date and each stock option held by Mr. Sundaram will remain outstanding and exercisable until the earliest of (a) three years after the Termination Date, (b) the closing of any Change in Control (as defined in Mr. Sundaram’s employment agreement) or (c) the original expiration of the option. The Separation Agreement contains customary non-disclosure and mutual non-disparagement obligations. The foregoing payments and benefits are made subject to Mr. Sundaram’s compliance with the Separation Agreement and the release of claims and applicable restrictive covenants therein. The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation Agreement.

Erin Quirk, M.D.

Effective as of the Transition Date, Erin Quirk, M.D., our President and Head of Research & Development, assumed our executive leadership and will act as our principal executive officer.

There are no family relationships between Dr. Quirk and any of our director or executive officer and there are no relationships or related transactions between Dr. Quirk and us that would be required to be reported pursuant to Item 404(a) of Regulation S-K.

Dr. Quirk, age 52, has served as our President and Head of Research & Development since June 2022. Prior to that, Dr. Quirk served in the following roles: President, Head of Research & Development and Chief Medical Officer from May 2021 to June 2022, President and Chief Medical Officer from June 2020 to May 2021, and Chief Medical Officer from January 2019 to June 2020. She previously served in roles of increasing responsibility at Gilead Sciences, Inc., a publicly-traded biopharmaceutical company, from July 2010 to September 2018, most recently as Vice President of HIV Clinical Research. Dr. Quirk received her undergraduate degree in Biology and English Literature from Drew University and her M.D. from the University of Colorado School of Medicine. She completed her Residency in Internal Medicine and a Fellowship in Infectious Diseases at Barnes-Jewish Hospital, Washington University.

Bryan Yoon and Mark Vignola, Ph.D.

On August 2, 2023, the board approved bonus awards (Retention Awards) for Bryan Yoon, our Chief Operating Officer and General Counsel, and Mark Vignola, Ph.D., our Chief Financial Officer, in recognition of their ongoing service and their contributions to our strategic success. The Retention Awards will be payable in cash in the aggregate amount of $450,000 for Mr. Yoon and $675,000 for Dr. Vignola. Each Retention Award will be payable in two installments of 33% of the Retention Award in the next regular payroll following February 1, 2024 and 67% of the Retention Award in the next regular payroll following August 1, 2024, subject to the applicable officer’s continued employment with us through such date. In the event of an involuntary termination of employment in certain circumstances, all or a portion of the Retention Award would become payable.

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

TERNS PHARMACEUTICALS, INC.

Date: August 8, 2023	By:	/s/ Erin Quirk
Erin Quirk, M.D.
President and Head of Research & Development (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Mark Vignola
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)