Form 10-Q
period 2023-09-30
Terns Pharmaceuticals, Inc.
filed 2023-11-14
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 61,794,522 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$37,893	$143,235
Marketable securities	228,707	139,879
Prepaid expenses and other current assets	3,855	2,071
Total current assets	270,455	285,185
Property and equipment, net	526	757
Operating lease assets	671	1,047
Other assets	35	37
Total assets	$271,687	$287,026
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,325	$1,645
Accrued expenses and other current liabilities	8,055	6,162
Current portion of operating lease liabilities	707	661
Total current liabilities	12,087	8,468
Taxes payable, non-current	1,112	1,071
Operating lease liabilities, non-current	63	544
Total liabilities	13,262	10,083
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at September 30, 2023 and December 31, 2022; 61,785,216 and 53,723,171 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6	5
Additional paid-in capital	570,864	520,178
Accumulated other comprehensive loss	(836)	(822)
Accumulated deficit	(311,609)	(242,418)
Total stockholders’ equity	258,425	276,943
Total liabilities and stockholders’ equity	$271,687	$287,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$14,831	$12,161	$46,038	$28,959
General and administrative	18,353	5,131	32,462	16,242
Total operating expenses	33,184	17,292	78,500	45,201
Loss from operations	(33,184)	(17,292)	(78,500)	(45,201)
Other income:
Interest income	3,480	499	9,568	782
Other expense, net	(5)	(14)	(69)	(64)
Total other income, net	3,475	485	9,499	718
Loss before income taxes	(29,709)	(16,807)	(69,001)	(44,483)
Income tax expense	(58)	(13)	(190)	(40)
Net loss	$(29,767)	$(16,820)	$(69,191)	$(44,523)

Net loss per share, basic and diluted	$(0.42)	$(0.44)	$(0.98)	$(1.50)
Weighted average common stock outstanding, basic and diluted	71,530,180	38,511,655	70,897,320	29,743,579

Other comprehensive loss:
Net loss	$(29,767)	$(16,820)	$(69,191)	$(44,523)
Unrealized (loss) gain on available-for-sale securities, net of tax	(33)	31	87	(812)
Foreign exchange translation adjustment, net of tax	(28)	(138)	(101)	(198)
Comprehensive loss	$(29,828)	$(16,927)	$(69,205)	$(45,533)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except share data)

Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	53,723,171	$5	$520,178	$(822)	$(242,418)	$276,943
Issuance of common stock in at-the-market offering	2,929,922	—	27,924	—	—	27,924
Vesting of restricted stock units	16,503	—	—	—	—	—
Stock-based compensation expense	—	—	3,938	—	—	3,938
Unrealized gain on available-for-sale securities	—	—	—	418	—	418
Foreign exchange translation adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(21,528)	(21,528)
Balances at March 31, 2023	56,669,596	$5	$552,040	$(416)	$(263,946)	$287,683
Exercise of stock options	95,176	—	248	—	—	248
Issuance of common stock under employee stock purchase plan	114,739	—	241	—	—	241
Issuance of common stock in connection with exercise of pre-funded warrants	4,174,960	1	(1)	—	—	—
Vesting of restricted stock units	10,552	—	—	—	—	—
Stock-based compensation expense	—	—	4,233	—	—	4,233
Unrealized loss on available-for-sale securities	—	—	—	(298)	—	(298)
Foreign exchange translation adjustment	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(17,896)	(17,896)
Balances at June 30, 2023	61,065,023	$6	$556,761	$(775)	$(281,842)	$274,150
Exercise of stock options	9,000	—	20	—	—	20
Issuance of common stock in connection with exercise of pre-funded warrants	703,486	—	—	—	—	—
Vesting of restricted stock units	7,707	—	—	—	—	—
Stock-based compensation expense	—	—	14,083	—	—	14,083
Unrealized loss on available-for-sale securities	—	—	—	(33)	—	(33)
Foreign exchange translation adjustment	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(29,767)	(29,767)
Balances at September 30, 2023	61,785,216	$6	$570,864	$(836)	$(311,609)	$258,425

Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	25,269,271	$3	$342,711	$(338)	$(182,073)	$160,303
Stock-based compensation expense	—	—	2,744	—	—	2,744
Unrealized loss on available-for-sale securities	—	—	—	(551)	—	(551)
Foreign exchange translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(13,773)	(13,773)
Balances at March 31, 2022	25,269,271	$3	$345,455	$(896)	$(195,846)	$148,716
Exercise of stock options	10,000	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	84,558	—	124	—	—	124
Stock-based compensation expense	—	—	2,651	—	—	2,651
Unrealized loss on available-for-sale securities	—	—	—	(292)	—	(292)
Foreign exchange translation adjustment	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(13,930)	(13,930)
Balances at June 30, 2022	25,363,829	$3	$348,230	$(1,241)	$(209,776)	$137,216
Issuance of common stock and pre-funded warrants, net of issuance costs of $426	12,250,000	1	60,718	—	—	60,719
Stock-based compensation expense	—	—	2,686	—	—	2,686
Unrealized gain on available-for-sale securities	—	—	—	31	—	31
Foreign exchange translation adjustment	—	—	—	(138)	—	(138)
Net loss	—	—	—	—	(16,820)	(16,820)
Balances at September 30, 2022	37,613,829	$4	$411,634	$(1,348)	$(226,596)	$183,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(69,191)	$(44,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	22,254	8,081
Depreciation and amortization expense	220	391
(Accretion) amortization on marketable securities	(3,530)	647
Change in deferred taxes and uncertain tax positions	96	39
Amortization of operating lease assets	441	408
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,784)	(2,301)
Accounts payable	1,959	(251)
Accrued expenses and other current liabilities	1,957	66
Operating lease liabilities	(496)	(455)
Net cash used in operating activities	(48,074)	(37,898)
Cash flows from investing activities:
Purchase of property and equipment	(8)	(241)
Purchase of investments	(270,763)	(91,720)
Proceeds from sales and maturities of investments	185,552	84,235
Net cash used in investing activities	(85,219)	(7,726)
Cash flows from financing activities:
Net proceeds from issuance of common stock in at-the-market offering	27,924	—
Proceeds from stock option exercises	268	—
Net proceeds from the issuance of common stock and pre-funded warrants	—	61,145
Payment of deferred offering costs	(344)	(144)
Proceeds from issuance of common stock under employee stock purchase plan	241	124
Net cash provided by financing activities	28,089	61,125
Effect of exchange rate changes on cash and cash equivalents	(138)	(223)
Net (decrease) increase in cash and cash equivalents	(105,342)	15,278
Cash and cash equivalents at beginning of period	143,235	47,699
Cash and cash equivalents at end of period	$37,893	$62,977
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$540	$508
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$65	$1,601
Deferred offering costs included in accounts payable and accrued expense	$—	$282

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

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period.

At-the-Market Offering

In March 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC), which became effective on March 14, 2022. As of September 30, 2023, there were 7,052,550 shares of our common stock sold for aggregate net proceeds of $52.8 million after deducting commissions and offering expenses pursuant to this agreement. The Company sold 2,929,922 shares for aggregate net proceeds of $27.9 million pursuant to this agreement during the nine months ended September 30, 2023.

In May 2023, the Company entered into a Sales Agreement with Cowen as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC, which became effective on February 10, 2023. There were no sales of the Company's common stock pursuant to this agreement through September 30, 2023.

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

The Company assesses its available-for-sale debt securities for impairment as of each reporting date in order to determine if a portion of any decline in fair value below carrying value is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within other expense, net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	September 30, 2023	December 31, 2022
Research and development costs	$1,991	$1,209
Compensation and benefit costs	3,697	3,843
Accrued professional fees	1,975	925
Other	392	185
Total accrued expenses and other current liabilities	$8,055	$6,162

Executive Leadership Transition

In August 2023, the Company and Senthil Sundaram, former Chief Executive Officer, entered into a separation agreement. Pursuant to the separation agreement, Mr. Sundaram is entitled to receive severance in the amount of $0.6 million and 100% of his annual target discretionary bonus for 2023 in the amount of $0.3 million. During the three and nine months ended September 30, 2023, the Company recorded an accrued liability and recognized expense of $0.9 million related to the departure of the former Chief Executive Officer. These accruals are presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative. The vesting of each equity award held by Mr. Sundaram will be fully accelerated as of December 31, 2023. As a result of the change in service period for all outstanding unvested option grants to the Company’s former Chief Executive Officer in August 2023, the Company recognized $10.5 million in stock-based compensation expense during the three and nine months ended September 30, 2023. The expense was recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In August 2023, Bryan Yoon, Chief Operating Officer and General Counsel, and Mark Vignola, Ph.D., Chief Financial Officer, received retention awards payable in cash in the aggregate amount of $0.5 million for Mr. Yoon and $0.7 million for Dr. Vignola. Each retention award will be payable in two installments of 33% of the award on February 1, 2024 and 67% of the award on August 1, 2024, subject to the applicable officer’s continued employment with the Company through such date. Expense is recognized on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2023, the Company recorded an accrued liability and recognized expense of $0.2 million related to the retention awards. These accruals are presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

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

The Company recorded income tax expense for the three months ended September 30, 2023 and 2022 of less than $0.1 million. The Company recorded income tax expense for the nine months ended September 30, 2023 and 2022 of $0.2 million and less than $0.1 million, respectively. The expenses are primarily related to foreign income tax expenses from China.

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

Basic net income (loss) per share of common stock is computed by dividing the net income (loss) per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of September 30, 2023 included pre-funded warrants that were issued in connection with the August 2022 Financing, as the warrants were issued for minimal consideration and were immediately exercisable.

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

The Company reported a net loss for the three and nine months ended September 30, 2023 and 2022. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2023	2022
Options to purchase common stock	8,295,869	4,760,085
Unvested restricted stock units	364,594	100,880
Shares issuable under employee stock purchase plan	54,900	112,757
Total	8,715,363	4,973,722

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

2. Cash Equivalents and Marketable Securities

The amortized cost and fair value of cash equivalents and marketable securities by major security type is as follows:

	September 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$23,879	$—	$—	$23,879
U.S. government securities	230,225	20	(447)	229,798
Total	$254,104	$20	$(447)	$253,677

Classified as:
Cash equivalents				$24,970
Marketable securities				228,707
Total				$253,677

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$23,029	$—	$—	$23,029
U.S. government securities	44,555	31	(383)	44,203
Non-U.S. government securities	3,024	—	(16)	3,008
Corporate debt securities	36,411	—	(146)	36,265
Commercial paper	56,403	—	—	56,403
Total	$163,422	$31	$(545)	$162,908

Classified as:
Cash equivalents				$23,029
Marketable securities				139,879
Total				$162,908

The aggregate fair value of the Company’s available-for-sale marketable securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	September 30, 2023
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$173,469	$(447)	$—	$—	$173,469	$(447)
Total	$173,469	$(447)	$—	$—	$173,469	$(447)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$29,704	$(384)	$29,704	$(384)
Non-U.S. government securities	—	—	3,008	(15)	3,008	(15)
Corporate debt securities	22,717	(108)	10,530	(38)	33,247	(146)
Total	$22,717	$(108)	$43,242	$(437)	$65,959	$(545)

At September 30, 2023, the Company had 52 available-for-sale marketable securities in an unrealized loss position without an allowance for credit losses. The Company does not intend to sell these securities and the Company believes it is more likely than not that marketable securities in an unrealized loss position will be held until maturity and that the Company will not be required to sell these securities before recovery of their amortized cost basis. The Company believes that an allowance for credit losses is unnecessary as the securities are of high credit quality and the decline in fair value is due to market conditions and/or changes in interest rates.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$12,923	$—	$—	$12,923
Money market funds	23,879	—	—	23,879
U.S. government securities	—	1,091	—	1,091
Total cash and cash equivalents	$36,802	$1,091	$—	$37,893
Marketable securities
U.S. government securities	$—	$228,707	$—	$228,707
Total marketable securities	$—	$228,707	$—	$228,707

	Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$120,206	$—	$—	$120,206
Money market funds	23,029	—	—	23,029
Total cash and equivalents	$143,235	$—	$—	$143,235
Marketable securities
U.S. government securities	$—	$44,203	$—	$44,203
Non-U.S. government securities	—	3,008	—	3,008
Corporate debt securities	—	36,265	—	36,265
Commercial paper	—	56,403	—	56,403
Total marketable securities	$—	$139,879	$—	$139,879

The aggregate amortized cost and fair value of marketable securities as of September 30, 2023, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$173,674	$173,478
Due after one year through two years	55,459	55,229
Total marketable securities	$229,133	$228,707

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

4. Leases

In March 2019, the Company entered into a lease agreement for office space in Foster City, California which expires October 2024. The Company has the option to extend the lease agreement for a period of five years. Additionally, the Company leases office space in Shanghai and Suzhou China.

Components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$160	$145	$482	$450
Short-term cost	4	13	12	40
Total lease cost	$164	$158	$494	$490

Weighted-average remaining lease term				1.09
Weighted-average discount rate				6.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2023	$180
2024	618
2025 and thereafter	—
Total lease payments	798
Less: Imputed interest	(28)
Present value of lease liabilities	770
Less: Current portion of lease liabilities	(707)
Total lease liabilities, non-current	$63

5. Common Stock and Stock-Based Compensation

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001. There were no shares of preferred stock outstanding as of September 30, 2023 and December 31, 2022.

The Company had reserved shares of common stock for issuance in connection with the following:

	September 30, 2023	December 31, 2022
Options outstanding under incentive award plans	8,295,869	4,823,928
Unvested restricted stock units	364,594	128,280
Shares available for future grant under incentive award plans	918,577	1,107,362
Shares available for future grant under employee stock purchase plans	746,412	323,920
Shares available for future grant under employment inducement award plans	3,451,000	1,310,000
Pre-funded warrants	9,751,500	14,630,000
Total shares reserved	23,527,952	22,323,490

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through September 30, 2023, no cash dividends have been declared or paid by the Company.

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

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 2,686,158 shares effective as of January 1, 2023. As of September 30, 2023, 918,577 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 537,231 shares effective as of January 1, 2023. As of September 30, 2023, 746,412 shares of the Company’s common stock were available for future grants under the 2021 ESPP.

Under the 2021 ESPP, eligible employees may select a rate of payroll deduction up to 15% of their eligible compensation subject to certain maximum purchase limitations. The duration for each offering period is 24 months and is divided into four purchase periods of approximately six months in length. Offerings are concurrent. The purchase price of the shares under the offering is the lesser of 85% of the fair market value of the shares on the offering date or 85% of the fair market value of the shares on the purchase date. A look-back feature in the 2021 ESPP causes the offering period to automatically reset if the fair value of the Company’s common stock on the last day of the purchase period is less than that on the original offering date. 2021 ESPP purchases by employees are settled with newly-issued common stock from the 2021 ESPP’s previously authorized and available pool of shares.

As of September 30, 2023, there was $0.6 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.57 years as of September 30, 2023. There were 114,739 and 84,558 shares purchased by employees under the 2021 ESPP during the nine months ended September 30, 2023 and 2022, respectively.

2022 Employment Inducement Award Plan

In September 2022, the Company's compensation committee approved the 2022 Employment Inducement Award Plan (the "2022 Inducement Plan"), which authorized 1,400,000 shares of common stock to be issued and permitted the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards to newly hired employees and officers. In September 2023, the Company approved an amendment to the 2022 Inducement Plan which increased the number of authorized shares reserved for issuance by 3,113,250 shares. As of September 30, 2023, 3,451,000 shares of the Company's common stock were available for future grants under the 2022 Inducement Plan.

Pre-Funded Warrants

In connection with the August 2022 Financing, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of September 30, 2023, 4,878,500 pre-funded warrants have been exercised.

Stock Options

Stock options granted to employees and non-employees under the plans generally vest over four years and allow the holder of the option to purchase common stock at a stated exercise price. Options granted under the plans generally expire ten years after the date of grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

The following table summarizes the stock option activity for all stock plans during the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	4,823,928	$8.22	8.46	$11,721
Granted	4,104,000	9.68
Exercised	(104,176)	2.57		917
Forfeited	(527,883)	6.63
Outstanding as of September 30, 2023	8,295,869	$9.11	8.50	$919
Exercisable, September 30, 2023	3,292,030	$8.61	7.50	$733
Vested and expected to vest, September 30, 2023	8,295,869	$9.11	8.50	$919

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of September 30, 2023, there was $24.1 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 2.68 years.

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

The following table summarizes the RSU activity for all stock plans during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2022	128,280	$4.09
Granted	291,076	10.21
Vested	(34,762)	3.42
Forfeited	(20,000)	7.04
Unvested restricted stock units as of September 30, 2023	364,594	$8.87

As of September 30, 2023, there was $2.7 million of unrecognized stock-based compensation expense related to RSUs which is estimated to be recognized over a period of 3.13 years.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s employee stock purchase plan using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Nine Months Ended September 30,
	2023	2022
Stock Option Plans
Expected term (years)	6.05	5.99
Expected volatility	73.79%	72.69%
Risk-free interest rate	3.58%	2.21%
Fair value of underlying common stock	$9.68	$4.32
Weighted average grant-date fair value per share	$6.53	$2.82
Employee Stock Purchase Plans
Expected term (years)	1.26	0.75
Expected volatility	86.49%	70.86%
Risk-free interest rate	4.85%	1.89%
Fair value of underlying common stock	$11.30	$1.66
Weighted average grant-date fair value per share	$5.82	$0.65

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development expense	$1,400	$795	$4,324	$2,252
General and administrative expense	12,683	1,891	17,930	5,829
Total stock-based compensation expense	$14,083	$2,686	$22,254	$8,081

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

The Company agreed to pay Lilly up to an aggregate of $6.0 million in pre-specified development milestones for the first covered product in mainland China, and up to an aggregate of $50.0 million in pre-specified development milestones for the first covered product in ex-mainland China. The Company also agreed to pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to low teens on net sales ranging from the low hundreds of millions of dollars to the low billions of dollars. The Lilly FXR 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of September 30, 2023, the Company has not paid any amounts under the agreement and no milestones have been achieved. The Company has not recorded any research and development expense during the three and nine months ended September 30, 2023 and 2022 related to this agreement.

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

The Company paid Vintagence a non-refundable, non-creditable upfront payment of $0.7 million, which was recorded as research and development expense in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2019. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of September 30, 2023, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s IND filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has not recognized any research and development expense during the three and nine months ended September 30, 2023 related to this agreement. The Company has recognized research and development expense of $2.2 million during the three and nine months ended September 30, 2022 related to this agreement.

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

In addition, pursuant to the Hansoh 2020 Option and License Agreement, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of September 30, 2023, no milestones have been met and future payments are all constrained.

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

Overview

We are a clinical-stage biopharmaceutical company developing a portfolio of small-molecule product candidates to address serious diseases, including oncology, obesity and non-alcoholic steatohepatitis (NASH). Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with large unmet needs.

The most advanced product candidates in our pipeline – TERN-701, TERN-601 and TERN-501 – were internally discovered. TERN-701 is our allosteric BCR-ABL tyrosine kinase inhibitor (TKI) that is in clinical development in China for chronic myeloid leukemia (CML), a form of cancer that starts in bone marrow. In October 2023, we announced the clearance by the U.S. Food and Drug Administration (FDA) of our Investigational New Drug application and the design of the CARDINAL trial, Terns’ global Phase 1 clinical trial of TERN-701 in participants with CML. Patient screening for the CARDINAL trial is anticipated in December 2023, with interim top-line readouts from initial cohorts expected in the second half of 2024. TERN-601 is our small-molecule glucagon-like peptide-1 receptor (GLP-1R) agonist for metabolic diseases such as obesity. In November 2023, we initiated our first-in-human clinical trial for TERN-601 for the treatment of obesity. Top-line, proof of concept data including 28-day body weight loss are expected in the second half of 2024. See “Recent Developments” for additional information on the Phase 1 clinical trials for TERN-701 and TERN-601. TERN-501 is our highly selective thyroid hormone receptor β (THR-β) agonist for NASH for which we announced positive top-line data from the Phase 2a DUET trial in August 2023. DUET Phase 2a data was featured in an oral late-breaking presentation at The Liver Meeting 2023. Additionally, we have ongoing discovery efforts for the TERN-600 series of additional small molecule GLP-1R agonists and the TERN-800 series of small-molecule glucose-dependent insulinotropic polypeptide receptor (GIPR) modulators for obesity, which have the potential to be combined with GLP-1R agonists.

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2026, including key clinical data readouts from our lead programs expected in CML and obesity.

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

Recent Developments

TERN-701: Phase 1 CARDINAL Trial Design

In October 2023, we announced the global Phase 1 clinical trial design of TERN-701 for the treatment of CML.

The CARDINAL trial is a global, multicenter, open-label, two-part Phase 1 clinical trial to evaluate the safety, pharmacokinetics (PK), and efficacy of TERN-701 in participants with previously treated CML. Part 1 is the dose escalation portion of the trial that will evaluate once-daily TERN-701 monotherapy in approximately 24-36 adults living with CML to be enrolled in up to five dose cohorts. Participants will have chronic phase CML with confirmed BCR-ABL and a history of treatment failure or suboptimal response to at least one second generation TKI (nilotinib, dasatinib or bosutinib). Participants who are intolerant to prior TKI treatment (including asciminib) are also allowed. The primary endpoints for Part 1 are the incidence of dose limiting toxicities (DLTs) during the first treatment cycle, and additional measures of safety and tolerability. Secondary endpoints include TERN-701 PK and efficacy assessments, such as hematologic and molecular responses as measured by the change from baseline in BCR-ABL transcript levels. The starting dose is 160 mg QD (once-daily) with dose escalations as high as 500 mg QD and the option to explore a lower dose of 80 mg QD.

Part 2 is the dose expansion portion of the trial that will enroll approximately 40 patients, randomized to once-daily treatment with one of two doses of TERN-701 to be selected based on data from Part 1. The primary endpoint of the dose expansion portion of the trial is efficacy, measured by hematologic and molecular responses. Secondary endpoints include safety, tolerability and PK. The overall objective of the CARDINAL Trial is to select the optimal dose(s) of TERN-701 to move forward to a potential pivotal trial in chronic phase CML.

The CARDINAL Trial plans to enroll at sites in the United States, Europe and other Terns global territories. Global site identification and trial start-up activities are ongoing, with the first patient screening expected in December 2023. Interim top-line readouts from initial cohorts are expected in the second half of 2024.

TERN-601: TERN-601 Phase 1 Clinical Trial Design

In November 2023, we announced that the first participant was dosed in the Phase 1 clinical trial of TERN-601 for the treatment of obesity.

The Phase 1 trial is a randomized, double-blind, placebo-controlled single and multiple-ascending dose (SAD and MAD) trial to assess the safety, tolerability, PK and pharmacodynamics (PD) of TERN-601 in healthy adults with obesity or who are overweight. The trial will consist of two parts.

Part 1 (SAD) is a single ascending dose study that will evaluate up to six once-daily TERN-601 dose levels in approximately 40 healthy participants with a Body Mass Index (BMI) of ≥ 25 kg/m2 and < 40 kg/m2. The starting TERN-601 dose is 30 mg, with subsequent dose levels based on review of emerging safety and PK data from prior cohorts.

In Part 2 (MAD) of the trial, obese and overweight healthy adults will be enrolled in cohorts that will include titration of TERN-601 administered for 28-days at doses to be selected based on data from Part 1 (SAD). Part 2 will include approximately 72 healthy participants with a BMI of ≥ 27 kg/m2 to < 40 kg/m2.

The primary endpoint of the trial is safety and tolerability. Secondary endpoints include PK, efficacy as measured by body weight loss following 28-days of treatment with TERN-601, and other exploratory markers. Top-line, proof of concept 28-day weight loss data from Part 2 (MAD) are expected in the second half of 2024.

Results of operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Results of operations
Operating expenses:
Research and development	$14,831	$12,161	$2,670	$46,038	$28,959	$17,079
General and administrative	18,353	5,131	13,222	32,462	16,242	16,220
Total operating expenses	33,184	17,292	15,892	78,500	45,201	33,299
Loss from operations	(33,184)	(17,292)	(15,892)	(78,500)	(45,201)	(33,299)
Other income:
Interest income	3,480	499	2,981	9,568	782	8,786
Other expense, net	(5)	(14)	9	(69)	(64)	(5)
Total other income, net	3,475	485	2,990	9,499	718	8,781
Loss before income taxes	(29,709)	(16,807)	(12,902)	(69,001)	(44,483)	(24,518)
Income tax expense	(58)	(13)	(45)	(190)	(40)	(150)
Net loss	$(29,767)	$(16,820)	$(12,947)	$(69,191)	$(44,523)	$(24,668)

Revenue

To date, we have not generated, and do not expect to generate for the foreseeable future, any revenue from the sale of products. We may generate revenue from pre-specified clinical, regulatory and sales milestones as part of an exclusive option and license agreement for TERN-701 in greater China with Hansoh.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Research and development expenses
External expenses by program:
TERN-701	$1,615	$7	$1,608	$3,257	$7	$3,250
TERN-601	1,585	2,069	(484)	4,000	4,655	(655)
TERN-501	3,202	4,567	(1,365)	16,980	8,179	8,801
Other programs	2,819	1,992	827	6,264	5,456	808
Total external expenses	9,221	8,635	586	30,501	18,297	12,204
Unallocated internal expenses:
Personnel-related expenses	5,246	3,272	1,974	14,657	9,767	4,890
Other expenses	364	254	110	880	895	(15)
Total research and development expenses	$14,831	$12,161	$2,670	$46,038	$28,959	$17,079

The increase in research and development expenses for the three months ended September 30, 2023, compared to the same period in 2022, was primarily due to a $2.0 million increase in personnel-related expenses due to higher headcount and a $0.6 million increase in clinical and preclinical program expenses.

The increase in research and development expenses for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to a $12.2 million increase in clinical and preclinical program expenses and a $4.9 million increase in personnel-related expenses due to higher headcount.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, accounting and tax services.

The increase in general and administrative expenses for the three months ended September 30, 2023, compared to the same period in 2022, was primarily due to a $12.2 million increase in personnel-related expenses due to the executive leadership transition and higher headcount and a $1.0 million increase in expenses related to professional services consulting.

The increase in general and administrative expenses for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to a $14.3 million increase in personnel-related expenses due to the executive leadership transition and higher headcount and a $1.8 million increase in expenses related to professional services consulting.

Interest income

Interest income primarily consists of interest income on our cash equivalents and marketable securities.

Interest income for the three months ended September 30, 2023 was $3.5 million, compared to $0.5 million for the same period in 2022. The increase in interest income was primarily due to an increase in interest rates.

Interest income for the nine months ended September 30, 2023 was $9.6 million, compared to $0.8 million for the same period in 2022. The increase in interest income was primarily due to an increase in interest rates.

Other expense, net

Other expense, net for the three and nine months ended September 30, 2023 and 2022 was less than $0.1 million of expense.

Income tax expense

Income tax expense for the three months ended September 30, 2023 and 2022 was less than $0.1 million.

Income tax expense for the nine months ended September 30, 2023 was $0.2 million, compared to less than $0.1 million for the same period in 2022.

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

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of September 30, 2023, we had an accumulated deficit of $311.6 million, a net loss of $69.2 million, negative cash flows from operations of $48.1 million, and cash, cash equivalents and marketable securities of $266.6 million.

In March 2022, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen), as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC), which became effective on March 14, 2022. As of September 30, 2023, there were 7,052,550 shares of our common stock sold for aggregate net proceeds of $52.8 million after deducting commissions and offering expenses pursuant to this agreement.

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

In May 2023, we entered into a Sales Agreement with Cowen, as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which became effective on February 10, 2023. There were no sales of our common stock pursuant to this agreement through September 30, 2023.

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

Cash flows

Operating activities

Net cash used in operating activities during nine months ended September 30, 2023 was $48.1 million and consisted primarily of our net loss of $69.2 million as well as a non-cash adjustment of $3.5 million net accretion on marketable securities. This was partially offset by $1.6 million increase from changes in operating assets and liabilities, non-cash adjustments of $22.3 million of stock-based compensation, $0.4 million in amortization of operating lease assets and $0.2 million of depreciation.

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

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2023 was $85.2 million and consisted primarily of $270.8 million in purchases of investments, partially offset by proceeds from the sale and maturity of investments of $185.6 million.

Net cash used in investing activities during the nine months ended September 30, 2022 was $7.7 million and consisted primarily of $91.7 million in purchases of investments and $0.2 million in purchases of property and equipment. This was partially offset by proceeds from the sale and maturity of investments of $84.2 million.

Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was $28.1 million and consisted primarily of $27.9 million in net proceeds from the issuance of common stock in an at-the-market offering, $0.2 million in proceeds from the issuance of common stock under our employee stock purchase plan and $0.3 million in proceeds from stock option exercises. This was partially offset by $0.3 million in payments of deferred offering costs.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2023, management, with the supervision and participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended September 30, 2023 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2023, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Executive Leadership Transition

In August 2023, we announced the departure of Senthil Sundaram, our former chief executive officer, for health reasons. We are conducting an ongoing search for a permanent chief executive officer and, in the interim, Erin Quirk, our President and Head of Research & Development, continues to assume day-to-day leadership of the company and serve as our principal executive officer.

Appointment of Jill M. Quigley, J.D as Interim Senior Advisor and Strategy Officer

On November 14, 2023, we entered into an employment agreement with Jill M. Quigley, effective on November 15, 2023 (Effective Date), pursuant to which Ms. Quigley, a member of our Board, will serve as our Senior Advisor and Strategy Officer on an interim basis in an executive officer capacity until a permanent chief executive officer is engaged (Quigley Agreement). During her service as an interim executive officer, Ms. Quigley will no longer be considered an independent director or be eligible to serve in her current positions on the Audit Committee and the Nominating and Corporate Governance Committee of the Board.

Pursuant to the Quigley Agreement, Ms. Quigley will receive an annual base salary of $200,000 and a one-time starting bonus of $33,333. The Quigley Agreement provides for the grant to Ms. Quigley, effective as of the Effective Date, of restricted stock units for 15,000 shares of our common stock pursuant to our 2021 Incentive Award Plan (Equity Award). The Equity Award will vest in full on August 1, 2024 (Vesting Date), subject to Ms. Quigley’s continued service with us as an employee, officer, director or consultant through the Vesting Date. The Equity Award will fully vest upon a change in control of the company.

Ms. Quigley has also executed a standard confidentiality and invention assignment agreement in connection with her employment.

The foregoing summary of the Quigley Agreement is qualified in its entirety by reference to the complete text of the Quigley Agreement. A copy of the Quigley Agreement will be filed as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2023 and will be incorporated therein by reference.

Erin Quirk, M.D.

Erin Quirk, M.D. continues to serve as our President and Head of Research & Development and as our principal executive officer. On November 14, 2023, we entered into an amended and restated employment agreement with Dr. Quirk (Quirk Agreement). The Quirk Agreement amends Dr. Quirk’s current employment agreement to, among other things, reflect an annual base salary of $531,700 for 2023 and a target bonus of 45% of her base salary, as previously approved by the Compensation Committee of the Board. In addition, the Quirk Agreement (i) provides for a retention bonus payable in cash in the aggregate amount of $575,000 (Quirk Retention Award), payable in two installments of 33% of the Quirk Retention Award in the next regular payroll following February 1, 2024 and 67% of the Quirk Retention Award in the next regular payroll following August 1, 2024, and a one-time special recognition bonus in the amount of $100,000, payable in cash in the first regular payroll following January 1, 2024, in each case subject to Dr. Quirk’s continued employment with us, and (ii) adjusts her severance benefits in the context of an involuntary termination of employment in connection with a change in control to provide for payment of a full target bonus rather than a pro rata bonus. In the event of an involuntary termination of employment in certain circumstances, the Quirk Retention Award also would become payable.

The foregoing summary of the Quirk Agreement is qualified in its entirety by reference to the complete text of the Quirk Agreement. A copy of the Quirk Agreement will be filed as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2023 and will be incorporated therein by reference.

Bryan Yoon and Mark Vignola, Ph.D.

As previously disclosed, on August 2, 2023, the Board approved bonus awards (Retention Awards) for Bryan Yoon, our Chief Operating Officer and General Counsel, and Mark Vignola, Ph.D., our Chief Financial Officer, in recognition of their ongoing service and their contributions to our strategic success. On November 14, 2023, we entered into amended and restated employment agreements with each of Mr. Yoon and Dr. Vignola (Employment Agreements) to, among other things, (i) reflect an annual base salary of $471,800 and a target bonus of 40% of such annual base salary for Mr. Yoon and an annual base salary of $445,000 and a target bonus of 40% of such annual base salary for Dr. Vignola, in each case as previously approved by the Compensation Committee of the Board, (ii) memorialize the Retention Awards, and (iii) adjust each of their severance benefits in the context of an involuntary termination of employment in connection with a change in control to provide for payment of a full target bonus rather than a pro rata bonus.

The foregoing summary of the Employment Agreements is qualified in its entirety by reference to the complete text of each Employment Agreement. A copy of each Employment Agreement will be filed as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2023 and will be incorporated therein by reference.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/10/2023	3.1

4.1	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.2	Form of Pre-Funded Warrant.	8-K	8/16/2022	4.1

4.3	Amended and Restated Investors' Rights Agreement, dated December 29, 2020, by and among the Registrant and the investors listed therein.	S-1	1/15/2021	10.1

10.1#	Separation Agreement between Terns, Inc. and Senthil Sundaram dated August 2, 2023.				X

10.2#	Amendment No. 1 to 2022 Employment Inducement Award Plan.				X

10.3#	Clawback Policy.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

TERNS PHARMACEUTICALS, INC.

Date: November 14, 2023	By:	/s/ Erin Quirk
Erin Quirk, M.D.
President and Head of Research & Development (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Mark Vignola
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)