Form 10-K
period 2023-12-31
Terns Pharmaceuticals, Inc.
filed 2024-03-14
CIK 1831363

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The approximate aggregate market value of the Registrant's common stock held by non-affiliates based upon the last sale price of the common stock as reported on the Nasdaq Global Select Market as of June 30, 2023 was $408,999,623. Common stock held by our executive officers, directors and certain stockholders as of such date has been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2024 was 64,651,693.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

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
•
the implementation of our business model and strategic plans for our business and product candidates, including additional indications which we may pursue or elect not to pursue;
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
•
Our development programs currently in or preparing to enter clinical development are focused on product candidates for the treatment of chronic myeloid leukemia, or CML and obesity. For one or both of these programs, we may not be able to gain agreement with regulatory authorities regarding an acceptable development plan, the outcome of our clinical trials may not be favorable and, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval. This makes it difficult to predict the timing and costs of the clinical development of our product candidates.
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
•
Even if our current or future product candidates obtain regulatory approval, they may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.
•
Our current and any future product candidates could be alleged to infringe patent rights and other intellectual property rights of third parties, which may require costly litigation and, if we are not successful, could cause us to pay substantial damages and/or limit our ability to commercialize our drugs and combination therapy candidates.

•
If we are unable to obtain, maintain and enforce intellectual property protection directed to our current and any future technologies that we develop, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.
•
Adverse changes in the geopolitical relationship between the United States and China could have an adverse effect on business conditions.
•
China’s economic, political and social conditions, as well as government policies, could affect the business environment and financial markets in China, our ability to operate our business, our liquidity and our access to capital.
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

PART I

Item 1. Business.

Company Overview

We are a clinical-stage biopharmaceutical company developing a portfolio of small-molecule product candidates to address serious diseases, including oncology and obesity. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with significant unmet medical needs. We are advancing multiple drug candidates with the goal of delivering improved clinical outcomes in the target indication as either single-agent or combination therapies. The most advanced product candidates in our pipeline – TERN-701, TERN-601 and TERN-501 – were internally discovered. Additionally, we have an ongoing discovery effort for the TERN-800 series of small-molecule glucose-dependent insulinotropic polypeptide receptor (GIPR) modulators for obesity, which have the potential to be combined with glucagon-like peptide-1 (GLP-1) receptor agonists. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2026 and be sufficient to generate at least two key clinical data readouts from our lead programs in chronic myeloid leukemia (CML) and obesity.

Pipeline Candidate for Oncology:

•
TERN-701 is our proprietary, oral, potent, allosteric BCR-ABL tyrosine kinase inhibitors (TKI) specifically targeting the ABL myristoyl pocket for CML, a form of cancer that begins in the bone marrow and leads to the growth of leukemic cells, is classified as an orphan indication. Allosteric TKIs, which bind to the myristoyl-binding pocket, represent a new treatment class for CML that is addressing the shortcomings of active-site TKIs, including off-target activity and limited efficacy against active site resistance mutations. TERN-701 aims to address the limitations of active-site TKIs with the goal of achieving improved tumor suppression through a combination of (1) potent activity against BCR-ABL including a broad range of mutations and (2) improved safety and tolerability profiles. Because of increased survival rates and treatment durations for people living with CML, physicians are seeking additional safe and efficacious therapies for people whose tolerability of their CML therapy, co-morbidity and/or drug-drug interaction profiles change over time, limiting their available treatment options, quality of life and the effectiveness of mainstay therapies. Within the allosteric TKI class, which has limited competition, we are exploring multiple opportunities for TERN-701 to be differentiated, including dose-optimization for improved target coverage and efficacy, once-daily dosing across the BCR-ABL mutational spectrum and a simpler label for prescribers with respect to drug-drug interactions. Our Phase 1 trial, CARDINAL, for TERN-701 is progressing and is expected to include sites from the United States, Europe and other countries. We expect interim data from initial cohorts in the CARDINAL trial during the second half of 2024. In March 2024, the United States Food and Drug Administration (FDA) granted Orphan Drug Designation for TERN-701 for the treatment of chronic myeloid leukemia.

Pipeline Candidates for Metabolic Diseases:

•
TERN-601 is our small-molecule GLP-1R agonist that is intended to be orally administered for obesity and other metabolic diseases. Obesity is a chronic disease that is increasing in prevalence in adults, adolescents and children and is often defined by having an elevated BMI of 30 or greater. Mechanisms that contribute to increased weight include sedentary lifestyles, increased calorie intake and medications such as insulins and antipsychotics. Insulin resistance, a hallmark of metabolic syndrome, also plays a key role in obesity. GLP-1 offers multiple benefits including increased insulin secretion to the pancreas, reduced glucagon secretion in the liver, slowed gastric emptying into the gut, increased sense of satiety in the brain and reduced inflammation. Injectable GLP-1 peptides have been approved for obesity and diabetes. This injectable route of administration is likely to limit their use, particularly if efficacious oral treatments become available. Our lead GLP-1 receptor agonist, TERN-601 was designed through internal structure-based drug discovery efforts employing our proprietary three-dimensional QSAR model of the receptor, which was used to identify new GLP-1 receptor agonist candidates. The ligands were further optimized based on in vitro activity, metabolic stability, and pharmacokinetic parameters. Through this process, we discovered TERN-601, which is a potent GLP-1 receptor agonist partially biased towards cAMP generation over β-arrestin recruitment. We initiated our first-in-human, Phase 1 trial for obesity in the fourth quarter of 2023 with top-line data, including 28-day body weight loss, expected in the second half of 2024.
•
TERN-501 is our THR-β agonist with high metabolic stability, enhanced liver distribution and greater selectivity for THR-β compared to other THR-β agonists in development. Agonism of THR-β increases fatty acid metabolism via mitochondrial oxidation and affects cholesterol synthesis and metabolism. As a result, THR-β stimulation has the potential to provide broad metabolic benefits including reducing hepatic steatosis, increasing fat oxidation, and improving fibrosis and serum lipid parameters such as LDL cholesterol and triglycerides. TERN-501 has high liver distribution and is 23-fold more selective for THR-β than for THR-α activation, thereby minimizing the risk of cardiotoxicity and other off-target effects associated with non-selective THR stimulation. Finally, TERN-501 has been designed to be metabolically stable and is therefore expected to have little pharmacokinetic variability and a low clinical dose, making it an attractive candidate for use in fixed-dose combinations for treatment of metabolic diseases. Our Phase 2a DUET trial of TERN-501 in metabolic dysfunction-associated steatohepatitis (MASH1) produced positive top-line data in August 2023, with TERN-501 meeting all primary and secondary endpoints. Terns has decided to limit spend in MASH given the current regulatory and clinical development requirements for the indication. Terns continues to evaluate opportunities for TERN-501 in metabolic diseases.
•
TERN-800 series represents our ongoing efforts to develop small molecule GIPR modulators for obesity. In combination with GLP-1 receptor agonists, GIPR modulators, both agonists and antagonists, have demonstrated significant weight loss in recent clinical studies with injectable peptides. GIPR antagonism may enhance GLP-1 receptor activity via compensatory relationships between incretin receptors. In contrast, chronic GIPR agonism may desensitize and down regulate GIPR activity, mimicking GIPR antagonism. Both GIPR agonist and antagonist approaches, when paired with GLP-1 receptor agonism in injectable form, have yielded significant levels of body weight loss (approximately 15%-20%) in late-stage trials conducted by third parties. Our discovery efforts are underway for both oral GIPR antagonism and agonism approaches, which we believe have the potential for combination with oral GLP-1 receptor agonists, such as TERN-601.

Our Development Pipeline

The following table highlights our current development pipeline:

_________________

1 The terminology of ‘non-alcoholic steatohepatitis’ or NASH, was updated in 2023 to MASH based on the recommendation of several international liver societies, including AASLD and EASL, to reflect a more affirmative and non-stigmatizing disease nomenclature and diagnosis.

Background on Chronic Myeloid Leukemia

CML is classified as an orphan indication and is the second most common adult-onset leukemia in the United States. The prevalence of CML is approximately 90,000 and is expected to reach 180,000 cases in the United States by 2030. In 2024, approximately 9,280 new cases of CML are expected to be diagnosed in the United States, with an expected mortality rate of 1,280 patients.

CML is a form of cancer that begins in the bone marrow and leads to growth of leukemic cells. Bone marrow is a sponge-like tissue within most bones and is responsible for producing red blood cells, white blood cells and platelets. Leukemia occurs when cancerous blood cells form and overcrowd healthy blood cells within the bone marrow. Leukemias may be defined as acute or chronic, which characterizes how rapidly the disease progresses without treatment. Chronic leukemias progress slowly whereas acute forms tend to progress rapidly. CML develops slowly and involves the myeloid white blood cells of the bone marrow. Over time, the bone marrow produces too many white blood cells, causing excess cells to accumulate in the blood and/or bone marrow. This type of leukemia can be fatal and is caused by an error during the natural cell division process. One type of error is known as translocation, which takes place when one segment of a chromosome separates and attaches to another chromosome. The result of this translocation is known as a fusion gene, an abnormal gene formed when two different genes become fused together. CML is caused by the spontaneous chromosomal translocation of chromosomes 9 and 22. The breakpoint cluster region (BCR) gene on chromosome 22 fuses with the proto-oncogene ABL1 kinase on chromosome 9, creating the BCR-ABL1 fusion oncogene. The result is chromosome 9 being longer than normal and chromosome 22 being shorter than normal. The abnormal chromosome 22 is known as the Philadelphia (Ph) chromosome.

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

Treatment of CML

CML treatment was transformed by the development and approval of active-site TKIs. The first approved TKI for CML, imatinib, was approved in 2001. Approvals of additional active-site TKIs include dasatinib, nilotinib and bosutinib in 2006, 2007 and 2012, respectively. Each of these active-site TKIs are approved for newly diagnosed or refractory / intolerant patient populations. Ponatinib, which is approved for use in adult patients with the T315I mutation, also gained approval in 2012. Usage of these active-site TKIs have transformed CML from a fatal disease to a chronic condition, where patients may live for decades following diagnosis.

A novel class of TKIs, known as allosteric TKIs, target the myristoyl-binding pocket, locking BCR-ABL1 into the inactive state. Allosteric TKIs are highly selective to the ABL1 myristoyl-binding pocket, and virtually inactive against other cellular kinases, avoiding the off-target effects of the active-site TKIs. Furthermore, mutations in the active-site pocket (such as T315I) may occur frequently, which may ultimately render active-site TKIs ineffective against CML. Allosteric TKIs are largely unaffected by many active-site resistance mutations. The first approved allosteric TKI, asciminib, was approved in 2021 and has demonstrated significantly improved clinical efficacy, safety and tolerability compared to an active-site TKI over 96 weeks. TERN-701 could be developed as the second allosteric BCR-ABL for CML and has potential to be differentiated in the CML treatment landscape.

TERN-701 – an allosteric BCR-ABL TKI for CML

Drug Candidate Summary

TERN-701 is an internally discovered, small molecule, allosteric BCR-ABL tyrosine kinase inhibitors (TKI) being developed for the treatment of CML. TERN-701 aims to address the limitations of active-site TKIs with the goal of achieving improved tumor suppression through a combination of (1) potent activity against BCR-ABL including a broad range of mutations, and (2) improved safety and tolerability profiles. TERN-701 was designed to achieve similar potency against native BCR-ABL and common mutations as asciminib. In non-clinical ABL assays, TERN-701 was observed to have a similar BCR-ABL inhibition profile to asciminib. TERN-701 potency against wild type BCR-ABL was greater than asciminib, and comparable to asciminib in other mutations occurring in pre-treated patients (such as T315I).

In July 2020, Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd. (collectively, Hansoh) in-licensed TERN-701 for development in the greater China region. TERN-701 is referred to by Hansoh as HS-10382. In May 2022, Hansoh initiated an open-label, multicenter, dose-escalation and expansion, first-in-human study in chronic or accelerated phase CML patients, who are resistant or intolerant to prior active-site BCR-ABL TKI treatment. Hansoh is responsible for all development costs in the greater China region, including the ongoing Phase 1 trial in China.

Our Phase 1 trial, CARDINAL, for TERN-701 is progressing and is expected to include sites from the United States, Europe and other countries. Our CARDINAL trial design leverages insights from Hansoh’s Phase 1 trial in China that support a starting dose for CARDINAL that appears to be well tolerated and clinically active based on emerging early clinical data. CARDINAL is a global, multicenter, open-label, two-part Phase 1 clinical trial to evaluate the safety, pharmacokinetics (PK), and efficacy of TERN-701 in participants with previously treated CML. We expect interim data from initial cohorts in the CARDINAL trial during the second half of 2024. In March 2024, the FDA granted Orphan Drug Designation for TERN-701 for the treatment of chronic myeloid leukemia.

BCR-ABL TKIs for CML

Imatinib represents the first approved active-site TKI, and transformed CML into a disease that can be survived with chronic therapy. Imatinib is approved for newly diagnosed adults and children with Philadelphia chromosome-positive (Ph+) CML in chronic phase and patients in chronic, accelerated or blast phase with Ph+ CML, after failure of interferon-alfa therapy. However, approximately half of patients treated with imatinib develop resistance or intolerance and may progress onto alternative active-site TKIs. Dasatinib, nilotinib and bosutinib are approved for newly diagnosed adults with Ph+ CML in chronic phase and adults in chronic, accelerated or blast phase Ph+ CML with resistance or intolerance to prior therapy. Ponatinib is approved for adult patients with chronic phase, accelerated phase, or blast phase CML for whom no other TKI is indicated and adults with the T315I mutation. These active-site TKIs offer increased potency over imatinib but worse adverse event profiles and reduced tolerability. Due to resistance or side effect intolerance, approximately 30% to 40% of patients treated with active-site TKIs are switched to an alternative TKI therapy. Despite the largely overlapping efficacy and safety profiles of the active-site TKIs (dasatinib, nilotinib and bosutinib), the active-site TKIs cumulatively generated approximately $5 billion in 2023 sales, despite the availability of generic imatinib.

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

Allosteric BCR-ABL inhibitors may have clinical benefits as initial CML treatment in addition to third line treatment. In January 2024, Novartis announced top-line data from its Phase 3 study, ASC4FIRST (NCT04971226), of asciminib against investigator-selected TKIs in newly diagnosed (front-line) CML patients. The ASC4FIRST trial met both primary endpoints with clinically meaningful and statistically significant results. Asciminib showed superior MMR rates at week 48 compared to standard-of-care TKIs including imatinib, nilotinib, dasatinib and bosutinib in newly diagnosed Ph+ CML chronic phase patients. Asciminib also demonstrated a favorable safety and tolerability profile with fewer adverse events and treatment discontinuations compared to standard-of-care TKIs, with no new safety signals observed. The trial remains ongoing with additional data readouts planned after week 96.

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

Our solution for allosteric BCR-ABL TKIs

TERN-701 aims to address many of the limitations of active-site TKIs and asciminib with potential for (1) potent activity against BCR-ABL including a broad range of mutations, and (2) improved safety and tolerability profiles. When compared to asciminib in non-clinical assays, TERN-701 demonstrates a comparable level of high potency against wild type BCR-ABL and the most-common mutations occurring in patients treated with active-site TKIs. Based on results from preclinical pharmacokinetic and CYP inhibition studies we conducted, we believe that TERN-701 could have simplified dosing and fewer drug-drug interactions compared to asciminib. We are also exploring additional opportunities for TERN-701 to be differentiated, including the opportunity to efficiently develop TERN-701 as a dose-optimized allosteric inhibitor for CML and the inclusion of second-line chronic phase CML patients in our Phase 1 trial. We believe TERN-701 represents a potentially compelling treatment option as the second allosteric TKI under development in the United States.

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

Clinical development of TERN-701

The CARDINAL trial is our ongoing global, multicenter, open-label, two-part Phase 1 clinical trial to evaluate the safety, PK, and efficacy of TERN-701 in participants with previously treated CML. Our trial design leverages insights from Hansoh’s Phase 1 trial in China that support a starting dose for CARDINAL that appears to be well tolerated and clinically active based on emerging early clinical data. Part 1 is the dose escalation portion of the trial that will evaluate once-daily TERN-701 monotherapy in up to five dose cohorts with approximately 24-36 adults living with CML. Participants will have chronic phase CML with confirmed BCR-ABL and a history of treatment failure or suboptimal response to at least one second generation TKI (nilotinib, dasatinib or bosutinib). Participants who are intolerant to prior TKI treatment (including asciminib) are also allowed. The primary endpoints for Part 1 are the incidence of dose limiting toxicities (DLTs) during the first treatment cycle, and additional measures of safety and tolerability. Secondary endpoints include TERN-701 PK and efficacy assessments, such as hematologic and molecular responses as measured by the change from baseline in BCR-ABL transcript levels. The starting dose is 160 mg QD (once-daily) with dose escalations as high as 500 mg QD and the option to explore a lower dose of 80 mg QD.

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

The CARDINAL trial is progressing and is expected to include sites from the United States, Europe and other countries. We expect interim data from initial cohorts in the CARDINAL trial during the second half of 2024.

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

Obesity is a major health epidemic that has been declared a disease by the American Medical Association and affects populations worldwide. The Obesity Action Coalition (OAC) estimates that nearly 93 million Americans struggle with obesity, and it is predicted to increase to 120 million Americans within the next five years. In addition, the U.S. Center for Disease Control, or CDC, estimates that 42 percent of adults over the age of 20 years old are obese.

According to the OAC, there are over 40 medical conditions associated with obesity. The most prevalent obesity-related diseases include heart disease, type 2 diabetes, stroke, gallbladder disease, gastroesophageal reflux disease, some forms of cancer, sleep apnea or respiratory problems and a variety of other conditions. According to the Journal of Managed Care and Specialty Pharmacy, the aggregate medical cost due to obesity among adults in the United States was $260 billion in 2016. A prior study examining the future health care costs attributable to obesity projected these annual expenditures to double every decade to approximately $780 billion by 2030, representing 14% of total United States health care costs. As a result, public and private stakeholders worldwide are taking steps to address obesity.

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

The global pharmaceutical market for obesity was approximately $1 billion in 2020. With the launches of semaglutide in 2021 and tirzepatide (a GIP and GLP-1 receptor dual agonist) in 2023, both approved for chronic weight management, the obesity market is expected to grow beyond $30 billion by 2025. Longer term estimates forecast the worldwide obesity market to exceed $60 billion by 2030, with the anticipated launches of additional injectable and oral treatments. Several older approved agents, including amphetamine-like compounds such as naltrexone-bupropion and phentermine-topiramate, are indicated for short-term administration and not expected to contribute significantly to the obesity market.

TERN-601 – a clinical-stage oral, small molecule GLP-1 receptor agonist for obesity

Drug Candidate Summary

TERN-601 is an oral, small-molecule GLP-1 receptor agonist. Internal discovery of our lead GLP-1 receptor agonist was driven by computational interaction mapping, chemical synthesis and in vitro characterization of many GLP-1 receptor agonist compounds. Through this process, we discovered TERN-601, which is a potent GLP-1 receptor agonist partially biased towards cAMP generation over β-arrestin recruitment and nominated it for development in the fourth quarter of 2021. We initiated first-in-human, Phase 1 trial for obesity in the fourth quarter of 2023 with top-line data, including 28-day body weight loss, expected in the second half of 2024.

GLP-1 receptor agonists for obesity

GLP-1 receptor agonists are intended to address metabolic processes involved in the pathogenesis of obesity and other metabolic indications. Mechanisms that contribute to increased weight include sedentary lifestyles, increased calorie intake and medications such as insulins and antipsychotics. Insulin resistance, a hallmark of metabolic syndrome, also plays a key role in obesity. The natural endogenous ligand GLP-1 promotes insulin secretion from pancreatic β-cells in a glucose-dependent-manner following food ingestion. GLP-1 has also been shown to reduce glucagon secretion in the liver, slow gastric emptying in the gut, create a sense of satiety in the brain, reduce inflammation and improve cardiac function. As a result, synthetic GLP-1 peptides have been approved for obesity and diabetes, and have therapeutic potential in other metabolic diseases.

Clinical validation of GLP-1 receptor agonists

The once-weekly injection of semaglutide for chronic weight management demonstrated an average weight loss of approximately 15% at 68 weeks when used with a reduced calorie meal plan and increased physical activity. Study participants also experienced improvements in blood pressure, cholesterol and blood sugar. Semaglutide also had positive effects on LDL and total cholesterol levels, although benefits were limited primarily to triglyceride reductions.

Proof-of-concept for weight loss with GLP-1 receptor agonists has been demonstrated in clinical trials as short as one month. For example, 120 mg of orally administered danuglipron (PF-06882961) administered twice per day (BID) achieved a placebo-adjusted mean body weight loss of 5.5 kilograms (5.4%) in 28 days. In a Phase 2b study, danuglipron achieved a 13% placebo-adjusted mean body weight loss over 32 weeks. Other oral GLP-1 receptor agonists under development, including orforglipron, GSBR-1290 and RGT-075, have demonstrated a range of weight loss between 3% to 5% placebo-adjusted, over a 28-day period.

The rapidly evolving development landscape for GLP-1 compounds is varied, including single agonists, multi-agonists, an agonist-antagonist combination and can be generally grouped by route of administration and peptidomimetic versus novel small molecule structure. Peptide analogs of GLP-1R have mainly been administered by injectable route. Orally administered formulations of peptidomimetic GLP-1R are available and are being developed and are generally limited by low levels of intestinal absorption, whereas oral small molecule agonists of GLP-1R are designed to have higher oral absorption. Injectable peptidomimetic candidates under development may target GLP-1 and glucagon (ALT-801, AZD9550, BI 456906, and efinopegdutide), GLP-1 and GIP (tirzepatide), GLP-1 agonism and GIP antagonism (AMG 133) or GLP, GIP and glucagon (retatrutide), amongst others. Oral small molecule development candidates singly targeting GLP-1 and include orforglipron, danuglipron, GSBR-1290, RGT-075, CT-996 whereas oral peptidomimetic candidates include semaglutide tablets amongst others.

Discovery of and approaches to GLP-1 receptor agonists

Our GLP-1 scaffolds are designed using structure-based drug discovery efforts employing Terns’ proprietary three-dimensional quantitative structure activity relationship (3D QSAR) model of the GLP-1 receptor. Using reference data from GLP-1 molecules with known EC50 (half maximal effective concentration) data and active site binding properties, Terns’ 3D QSAR model is able to predict new GLP-1 receptor agonist molecular activity with greater accuracy than traditional physics-based evaluations. Terns has screened over 20,000 molecular permutations to identify suitable small-molecule scaffolds with potentially improved properties relative to other GLP-1 based approaches. These candidates were further optimized based on in vitro activity, metabolic stability and pharmacokinetic parameters.

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

Limitations of GLP-1 receptor agonists

Approved agents are synthetic peptides and potentially require higher doses administered by frequent subcutaneous injections for the potential treatment of obesity. The injectable route of administration is likely to limit their use in obesity patients, particularly if efficacious oral treatments become available. Although an oral GLP-1 peptide formulation is available for the treatment of Type 2 diabetes, it requires high doses and is associated with adverse effects. A non-peptidic small-molecule oral GLP-1 receptor agonist may offer advantages over currently available peptide GLP-1R agonists that have been studied for the treatment of obesity.

Our solution for GLP-1 receptor agonists

Our lead molecule, TERN-601, is a potent GLP-1 receptor agonist partially biased towards cAMP generation over β-arrestin recruitment. The target product profile for TERN-601 is a potent, safe and effective small-molecule (non-peptide) with oral once-daily dosing, which may be suitable for combination or co-formulation and have applicability to obesity and other indications. TERN-601 may be suitable for oral administration as a single agent or in combination with other drug candidates, such as small molecule glucose-dependent insulinotropic polypeptide receptor (GIPR) modulators.

Clinical development of TERN-601

Our ongoing Phase 1 trial of TERN-601 is a randomized, double-blind, placebo-controlled single and multiple-ascending dose (SAD and MAD) trial to assess the safety, tolerability, PK and pharmacodynamics (PD) of TERN-601 in healthy adults with obesity or who are overweight. The trial will consist of two parts. Part 1 (SAD) is a single ascending dose study that will evaluate up to six once-daily TERN-601 dose levels in approximately 40 healthy participants with a Body Mass Index (BMI) of ≥ 25 kg/m2 and < 40 kg/m2. The starting TERN-601 dose is 30 mg, with subsequent dose levels based on review of emerging safety and PK data from prior cohorts. In Part 2 (MAD) of the trial, obese and overweight healthy adults will be enrolled in cohorts that will include titration of TERN-601 administered for 28-days at doses to be selected based on data from Part 1 (SAD). Part 2 will include approximately 72 healthy participants with a BMI of ≥ 27 kg/m2 to < 40 kg/m2. The primary endpoint of the trial is safety and tolerability. Secondary endpoints include PK, efficacy as measured by body weight loss following 28-days of treatment with TERN-601, and other exploratory markers. Top-line, proof of concept 28-day weight loss data from Part 2 (MAD) are expected in the second half of 2024.

In addition to TERN-601, efforts are currently underway to discover structurally distinct second-generation small molecule GLP-1 receptor agonists. Each of our GLP-1 candidate structures are believed to be suitable for oral administration as a single agent or in combination with other drug candidates, such as small molecule GIPR modulators.

TERN-800 series – Glucose-Dependent Insulinotropic Polypeptide (GIP) Receptor Modulators

As part of our ongoing discovery efforts for the treatment of obesity, we initiated a small-molecule GIPR modulator program, designated as the TERN-800 series. GIP is secreted in response to nutrient ingestion to enhance meal-stimulated insulin secretion in a glucose-dependent manner by activating its cognate GIPR in pancreatic beta cells and other cells in various tissues. In preclinical studies, GIPR activation appears to reduce food intake and promote weight loss when combined with its incretin partner GLP-1. The overlapping body weight-lowering actions of both GIP and GLP-1 suggests that combining the actions of these two peptide hormones may bolster glucose-lowering and appetite-suppressing effects beyond those observed with individual agents. We are engaging in discovery for our lead series of GIPR modulators in order to identify a development candidate.

In a preclinical study, two weeks of simultaneous administration of equimolar amounts of a GLP-1 receptor agonist and a GIPR agonist reduced food intake, body weight and fat mass in mice to a greater extent than either agent alone. A late-stage clinical trial of injectable dual GLP-1/GIP receptor agonist tirzepatide (Lilly) demonstrated approximately 20% mean weight loss over 72 weeks of treatment. Notably, a human monoclonal antibody against the GIP receptor decreased food consumption and supported body weight loss alone and in combination with GLP-1 receptor agonist dulaglutide in obese non-human primates.

A monomolecular combination of a GIPR antagonist/GLP-1R agonist, AMG 133 or maridebart cafraglutide (Amgen), enhanced the observed weight loss in animal obesity models. In a Phase 1 clinical study of AMG 133, a single high dose resulted in approximately 8 kilograms of weight loss. In the MAD portion of the study, AMG 133 was administered subcutaneously every 4 weeks (Days 1, 29 and 57). The high-dose cohort of 420 mg demonstrated a mean body weight reduction that remained substantial (10%-15%) through approximately Day 150 of the study. Patients achieved a peak 14.5% mean decrease in body weight at Day 85 after finishing treatment on Day 57. At Day 207, without additional doses of AMG 133, body weight reduction remained approximately at 10% for the high-dose cohort. These early results suggest strong durability of effect for the GIPR antagonist/GLP1-R agonist approach.

Similar to our discovery process for GLP-1, we have synthesized small molecule ligands targeting the GIP receptor and are currently assessing their activity. We plan to combine oral small molecule GIPR modulators with oral small molecule GLP-1 receptor agonists, such as TERN-601, for the treatment of obesity and metabolic diseases. We believe our small molecules have the advantage of oral bioavailability and the ability to dose adjust to achieve an optimal response. Combining GIPR modulators with GLP-1 represents a promising strategy under investigation for the treatment of obesity.

TERN-501 – a selective THR-β agonist with enhanced metabolic stability and liver distribution

Drug candidate summary

TERN-501 is a selective THR-β agonist with enhanced metabolic stability and liver distribution, characteristics that are intended to improve safety and efficacy when compared to other THR-β candidates. THR-β is the major form of thyroid hormone receptor in the liver and regulates key aspects of energy metabolism, including fatty acid and lipid synthesis and removal of liver fat through induction of fatty acid oxidation. THR-β stimulation has been identified as a target for MASH on the basis of its potential to reduce hepatic steatosis, improve fibrosis and improve serum lipid parameters in MASH patients. For any THR agonist, a key concern is toxicity from excess systemic THR-α stimulation. TERN-501 is 23-fold more selective for THR-β than for THR-α activation, thereby minimizing the risk of cardiotoxicity through THR-α stimulation. TERN-501 also has high metabolic stability and a low projected clinical dose, which we believe makes it an attractive candidate for fixed-dose combination co-formulations.

Terns has decided to limit spend in MASH given the current regulatory and clinical development requirements for the indication. Terns continues to evaluate opportunities for TERN-501 in metabolic diseases. Based on non-clinical studies, THR-β is an orthogonal mechanism to GLP-1, potentially providing broader metabolic and liver benefits in addition to increased weight loss.

Non-clinical data suggests that TERN-501 may augment the weight loss effects of a GLP-1 receptor agonist. In 2023, we initiated a study of TERN-501 with a GLP-1 receptor agonist, semaglutide, in a diet induced obese mouse model. In this non-clinical model, mice were fed a high calorie diet to induce overweight and obesity. Study arms included lean mouse, vehicle control, TERN-501 monotherapy, semaglutide monotherapy and semaglutide co-administered with TERN-501. Following 10 weeks of treatment, we observed that while semaglutide alone achieved weight loss greater that 20%, semaglutide in combination with high dose TERN-501 significantly enhanced the body weight loss of semaglutide alone, achieving weight loss greater than 30% as shown below:

Based on these promising non-clinical data, we believe there is proof of concept that TERN-501 could drive enhanced weight loss when combined with a GLP-1 receptor agonist.

Clinical development of TERN-501

In August 2023, we announced positive top-line results from the Phase 2a DUET trial of TERN-501 administered as a monotherapy or in combination with TERN-101, our liver-distributed farnesoid X receptor (FXR) agonist, for the treatment of MASH. Based on the efficacy, safety and tolerability profile generated from the DUET trial, TERN-501 has potential to be a compelling THR-β agonist for metabolic disease.

The DUET trial achieved its primary endpoint with the once-daily, orally administered TERN-501 (3 mg and 6 mg) monotherapy groups showing dose dependent and statistically significant reductions in mean relative change from baseline in liver fat content as assessed by magnetic resonance imaging, proton density fat fraction (MRI-PDFF). A liver fat content reduction of 45% was observed in the TERN-501 6 mg dose group at Week 12, compared to a 4% reduction in the placebo group (p<0.001). All TERN-501 monotherapy doses (1 mg, 3 mg and 6 mg) achieved statistically higher proportions of patients with MRI-PDFF reduction of at least 30% compared to placebo. A reduction in liver fat content of at least 30% based on MRI-PDFF has been shown to have a high correlation with improvements in MASH when confirmed by liver biopsy.

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

The combination of TERN-501 and TERN-101 (10mg) resulted in modest improvements in MRI-PDFF mean relative change (6 mg of TERN-501 combo) and percentage of patients achieving at least a 30% relative reduction in MRI-PDFF (3 mg and 6 mg of TERN-501 combo) when compared to TERN-501 monotherapy arms in Week 12. cT1 results were comparable across mono and combo treatment arms. The combination of TERN-501 and TERN 101 (10mg) did not result in LDL increases from baseline at Week 12, suggesting TERN-501 was able to reverse FXR-mediated LDL increases. We believe these results are overall supportive of TERN-501’s ability to be administered in combination with FXR and potentially other therapeutics. There were no treatment-emergent safety signals from the combination arms. TERN-101 safety and tolerability findings were generally consistent with the Phase 2a LIFT trial.

Other Product Candidates

As we continue to focus resources on the most advanced product candidates in our pipeline, we intend to explore strategic and partnership options for the development and commercialization of TERN-101, TERN-201, TERN-301, and TRN-000546.

TERN-101 is an oral, liver-distributed, non-bile acid Farnesoid X Receptor (FXR), agonist that has demonstrated a differentiated tolerability profile and improved target engagement due to its sustained FXR activation in the liver but only transient FXR activation in the intestine. TERN-101 was shown to be generally well-tolerated. There were no treatment-related serious adverse events, and no patient discontinued TERN-101 due to any adverse event, including pruritus.

TERN-201 is an oral, highly-selective vascular adhesion protein-1 (VAP-1) inhibitor which has demonstrated sustained target engagement and complete, or near-complete (>98%), suppression of VAP-1 enzymatic activity in multiple clinical trials. Across approximately 100 subjects, TERN-201 was shown to be generally well-tolerated, without the off-target liabilities associated with other VAP-1 inhibitors.

TERN-301 is a potent and selective orally bioavailable apoptosis signal-regulating kinase 1 (ASK1) inhibitor shown to have slow metabolic turnover in preclinical species, with low clearance, good oral absorption, and a low likelihood of drug-drug interactions. ASK1 is a protein kinase that plays a key role in mediating cell death signaling pathways. It is activated by various cellular stresses, such as oxidative stress, endoplasmic reticulum stress, and pro-inflammatory cytokines. ASK1 inhibitors may prevent downstream signaling and protect cells from stress-induced cell death and inflammation. TERN-301 showed superior selectivity compared to selonsertib against a panel of 370 kinases and in the methionine/choline-deficient diet (MCD) model of MASH, TERN-301 showed improvements in MAFLD activity score and reduced expression of inflammatory related genes.

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

We are aware of both pharmaceutical and biotechnology companies with development programs in CML. Companies that have recently participated in or are participating in the development of CML treatments include, but are not limited to, Ascentage Pharma Group, BristolMyers Squibb Company, Enliven Therapeutics Inc., Jiangsu Hansoh Pharmaceutical Group Co. Ltd., Novartis Pharmaceuticals Corp., Pfizer Inc., Shenzhen TargetRx Inc., Sun Pharma Industries Ltd., and Takeda Pharmaceutical Co., Ltd.

We are aware of both pharmaceutical and biotechnology companies with development programs in obesity. Companies that are participating in the development of obesity treatments include, but are not limited to, Altimmune, Inc., Amgen, Inc., AstraZeneca PLC, Boehringer Ingelheim GmbH, Eli Lilly and Co., Gilead Sciences, Inc., Hanmi

Pharmaceutical Co., Ltd., LG Chem, Ltd., Novo Nordisk A/S, Pfizer Inc., Regor Therapeutics Group, Rhythm Pharmaceuticals, Inc., Rivus Pharmaceuticals, Inc., Roche Holding AG, Shionogi & Co. Ltd, Sciwind Biosciences Co., Ltd., Structure Therapeutics Inc., Viking Therapeutics, Inc, and Zealand Pharma A/S.

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

Intellectual Property

The proprietary nature of, and protection for, our drug candidates and our discovery programs, processes and know-how are important to our business. For our patent portfolio for pipeline drug candidates, we seek to pursue patent protection covering compositions of matter and methods of use and manufacture. Our policy is to pursue, maintain, defend and enforce patent rights in strategic areas, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets, confidential information and other proprietary know-how that may be important to the development of our business. As of February 20, 2024, our owned and exclusively licensed patent portfolio includes:

•
For TERN-701, our small-molecule allosteric inhibitor of the BCR-ABL myristoyl pocket, we own one patent family directed to composition-of-matter coverage of TERN-701 and its methods of use in the treatment of leukemia and other diseases and conditions. The patent family includes one issued U.S. patent, issued ex-US patents in China, India, Chile, Colombia, and Russia, and 21 pending patent applications in foreign jurisdictions, including Australia, Brazil, Canada, China, the EPO, India, Japan and Korea. Any patents that may issue from applications in the patent family are generally projected to expire in 2039, not including any patent term adjustments and any patent term extensions that may be available. This patent family is subject to an exclusive option and license agreement for the greater China region with Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd., or collectively, Hansoh. For more information regarding this exclusive option and license agreement with Hansoh, please see “—Licensing and Other Intellectual Property-Related Agreements.” We also own one patent family directed to methods of using combinations comprising TERN-701. Any patents resulting from that patent family are projected to expire in 2044, not including any patent term adjustments and any patent term extensions that may be available.
•
For TERN-501, our THR-β agonist, we own six patent families which collectively are directed to composition-of-matter coverage of TERN-501 and its methods of use (including combination therapy) in the treatment of obesity and certain liver, metabolic and other diseases and conditions. The composition-of-matter patent family includes two issued U.S. patents, issued ex-US patents in China, Chile, and Russia, one pending U.S. application and over 25 pending applications in foreign jurisdictions, including Australia, Brazil, Canada, China, the EPO, India, Japan and Korea. Any patents that may issue from applications in the composition-of-matter patent family are generally projected to expire in 2039, not including any patent term adjustments and any patent term extensions that may be available.

•
We own seven patent families covering a number of GLP-1R agonists, including TERN-601. These patent families collectively are directed to composition of matter coverage for TERN-601 and other small molecule GLP-1R agonists, as well as formulations and method of use thereof (including combination therapy) in the treatment of obesity and certain metabolic diseases. Any patents that may issue from applications in these patent families are generally projected to expire between 2041 and 2044, not including any patent term adjustments and any patent term extensions that may be available.
•
We own a patent family directed to small molecule GIPR modulators. Any patents that may issue from this patent family are projected to expire in 2044, not including any patent term adjustments and any patent term extensions that may be available.

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

In addition to patent protection, we also rely on trademark registration, trade secrets, know-how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information of our business that is not amenable to, or that we do not consider appropriate for, patent protection. We take steps to protect our proprietary information, including trade secrets and unpatented know-how, by entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors. However, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets and unpatented know-how, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

Licensing and Other Intellectual Property-Related Agreements

TERN-701 Exclusive Option and License Agreement with Hansoh

In July 2020, we entered into an exclusive option and license agreement with Hansoh pursuant to which we granted an exclusive option to Hansoh to obtain an exclusive, sub-licensable and royalty-bearing license under certain patent and other intellectual property rights owned or controlled by us, including patents claiming the composition of TERN-701, our small-molecule allosteric inhibitor of the BCR-ABL fusion gene and methods of using the same, to research, develop, manufacture, use, distribute, sell and otherwise exploit therapeutic products containing TERN-701, or Hansoh Products, for all prophylactic, palliative, therapeutic and/or diagnostic uses in human diseases and disorders in the field of oncology in mainland China, Taiwan, Hong Kong and Macau, or the Hansoh Territory. In November 2021, Hansoh exercised its option to in-license TERN-701 in accordance with the terms of the exclusive option and license agreement. We retain co-exclusive rights under certain know-how licensed to Hansoh and all rights under the patent rights outside of the field of oncology and Hansoh Territory. Pursuant to the terms of the option and license agreement, Hansoh must use commercially reasonable efforts to develop and commercialize a Hansoh Product in the Hansoh Territory and Hansoh may not exploit any other product in the Hansoh Territory with the same primary mechanism of action as the Hansoh Products.

As consideration for the exclusive option, we received an upfront, refundable payment of $0.8 million, which became non-refundable upon Hansoh’s exercise of its option in November 2021. Under the license, Hansoh has agreed to pay us up to an aggregate of $67.0 million upon the achievement of pre-specified clinical, regulatory and sales milestones with respect to the Hansoh Products. No such milestones have been achieved to date under this option and license agreement. Hansoh must also pay us royalties of a mid-single digit percentage on net sales of all Hansoh Products. The royalty rate is subject to customary reductions, including reductions based on generic competition to the Hansoh Products and royalties paid to any third party under a license to such third party’s rights necessary to commercialize a Hansoh Product. The royalty term will terminate on a Hansoh Product-by-Hansoh Product and country-by-country basis on the later of (i) the expiration date of the last valid claim within the licensed patent rights covering such Hansoh Product in such country, (ii) the loss of regulatory exclusivity for such Hansoh Product in such country and (iii) the tenth anniversary of the first commercial sale of such Hansoh Product in such country.

Intellectual property developed out of the activities under this option and license agreement, and that is necessary or useful to exploit TERN-701 or Hansoh Products, solely developed by one party shall be owned by that party, and jointly developed intellectual property shall be jointly-owned. Hansoh will have the first right to prosecute, maintain, defend and enforce the licensed patent rights in the Hansoh Territory.

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

During the term of the assignment agreement, Vintagence and its affiliates may not develop, manufacture, commercialize or otherwise exploit any compound covered by any of the assigned patent rights. In the event Vintagence develops a THR-β agonist not covered by the assigned patent rights, we will have the first right (but no obligation) to negotiate an assignment or license to exclusively develop, manufacture, commercialize or otherwise exploit such agonist worldwide. As initial consideration for the assignment, we paid Vintagence an upfront payment of CNY 5 million ($0.7 million). As additional consideration, we are required to pay Vintagence up to an aggregate of CNY 205 million (approximately $32 million) upon the achievement of specified developmental, clinical and regulatory milestone events with respect to products covered by the agreement. As of December 31, 2023, we have paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with our IND filing for TERN-501 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial.

We have the sole responsibility and decision-making authority to prosecute the assigned patents. However, if we decline to pay the prosecution costs for any assigned patent, Vintagence shall have the right to prosecute such assigned patent. If Vintagence takes over prosecution of such assigned patent, we must assign such assigned patent back to Vintagence We also have the first right (but no obligation) to enforce the assigned patents and know-how. If we do not take any steps to enforce any of the assigned patents or know-how against any infringing third party, Vintagence has the right to take any actions necessary to abate such infringement.

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

Any intellectual property or inventions developed solely by either party in connection with activities conducted pursuant to the TERN-101 License Agreement shall be owned solely by that party, and any jointly developed intellectual property or inventions shall be jointly owned (although no joint development activities are anticipated). We have the sole responsibility to prosecute and maintain and the first right (but no obligation) to defend and enforce certain patents licensed under the TERN-101 License Agreement, including any patents that are solely and directly related to LY2562175 or TERN-101 Products.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

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

PRIME scheme

In July 2016, the EMA launched the PRIME scheme. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is however not guaranteed. The benefits of a PRIME designation include the appointment of a rapporteur from the Committee for Medicinal Product candidates for Human Use before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify product candidates for accelerated review earlier in the application process.

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

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU. The MHRA is permitted to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure until December 31, 2023.

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

Employees and Human Capital Management

As of December 31, 2023, we had 66 employees, all of whom were full-time, all of whom are engaged in research and development activities, operations, finance, or administration. 19 of our employees hold doctorate degrees (Ph.D., M.D. or Pharm.D.). None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the Cayman Islands on December 9, 2016. On December 29, 2020, we effected a de-registration under the Cayman Islands Companies Law (2020 Revision) and a domestication under Section 388 of the Delaware General Corporation Law, pursuant to which our jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware. Our principal executive offices are located at 1065 East Hillsdale Boulevard, Suite 100, Foster City, California 94404, and our telephone number is (650) 525-5535.

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

We have had significant operating losses since our inception. Our net loss attributable to common stockholders for the years ended December 31, 2023 and 2022 was approximately $90.2 million and $60.3 million, respectively. As of December 31, 2023, we had an accumulated deficit of $332.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2023, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $263.4 million. We expect our existing capital resources will fund our planned operating expenses into 2026. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, and may also result in imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
•
the timing, receipt and amount of sales of any future approved drugs.

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

Due to the significant resources required for the development of our product candidates, we must prioritize development of certain product candidates and/or certain disease indications, with our current clinical-stage drug candidates focused on CML and obesity. We may expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Our development programs currently in or preparing to enter clinical development are focused on developing a portfolio of small-molecule product candidates for the treatment of chronic myeloid leukemia, or CML and obesity. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between progressing our most advanced development programs, TERN-701 for CML, TERN-601 for obesity, and TERN-501 for metabolic diseases, as well as advancing our earlier stage preclinical programs, including the TERN-800 series for obesity, and developing future product candidates. We also aim to conduct combination trials of our single-agent drug candidates. However, due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue and the amount of resources to allocate to each such product candidate.

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

Similarly, any decision to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misinterpret trends in CML, obesity, MASH or other indications or in the pharmaceutical, biopharmaceutical or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected.

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
•
patients’ willingness to enroll or continue to participate in a clinical trial;
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
•
addressing any conflicts with new or existing laws, regulations or governmental orders;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. Furthermore, the FDA Oncology Center of Excellence (OCE) has initiated Project Optimus to address dose optimization and selection in oncology drug development, with the goal of earlier characterization of dosing in molecularly targeted therapies. This initiative will likely require meetings with FDA to discuss dose-finding and dose optimization and may result in the need to develop additional early data to support product dosing before conducting trials intended for registration.

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

We are aware of both pharmaceutical and biotechnology companies with development programs in CML. Companies that have recently participated in or are participating in the development of CML treatments include, but are not limited to, Ascentage Pharma Group, BristolMyers Squibb Company, Enliven Therapeutics Inc., Jiangsu Hansoh Pharmaceutical Group Co. Ltd., Novartis Pharmaceuticals Corp., Pfizer Inc., Shenzhen TargetRx Inc., Sun Pharma Industries Ltd., and Takeda Pharmaceutical Co., Ltd.

We are aware of both pharmaceutical and biotechnology companies with development programs in obesity. Companies that are participating in the development of obesity treatments include, but are not limited to, Altimmune, Inc., Amgen, Inc., AstraZeneca PLC, Boehringer Ingelheim GmbH, Eli Lilly and Co., Gilead Sciences, Inc., Hanmi Pharmaceutical Co., Ltd., LG Chem, Ltd., Novo Nordisk A/S, Pfizer Inc., Regor Therapeutics Group, Rhythm Pharmaceuticals, Inc., Rivus Pharmaceuticals, Inc., Roche Holding AG, Shionogi & Co. Ltd, Sciwind Biosciences Co., Ltd., Structure Therapeutics Inc., Viking Therapeutics, Inc, and Zealand Pharma A/S.

For TERN-800, our GIPR discovery series, companies conducting or planning to conduct clinical trials targeting GIPR or combinations with GIPR in the context of obesity include 9 Meters Biopharma, Inc., Amgen, Inc., D&D Pharmatech, Eli Lilly and Co., Roche Holding AG, Sciwind Biosciences Co., Viking Therapeutics, Inc. and Zealand Pharma A/S.

Furthermore, pharmaceutical and biotechnology companies who have recently engaged in the development of or are developing clinical-stage drugs to treat CML or obesity using mechanisms not mentioned above include 89Bio, Inc., Aardvark Therapeutics, Inc., Akero Therapeutics, Inc., Arrowhead Pharmaceuticals, Inc., Axcella Health, Inc., Carmot Therapeutics, Inc., Cirius Therapeutics, Inc., CohBar, Inc., Coherus Biosciences Inc., Corcept Therapeutics, Inc., Currax Pharmaceuticals LLC, CymaBay Therapeutics, Inc., CytoDyne Inc., Diasome Pharmaceuticals, Esperion Therapeutics, Inc., Fusion Pharma, LLC, Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gila Therapeutics, Inc., Hanmi Pharmaceutical Co., Ltd., IL-YANG Pharm. Co. Ltd., Inhibikase Therapeutics, Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., MediciNova, Inc., NGM Biopharmaceuticals, Inc., Norgine B.V., NorthSea Therapeutics, Inc., Pliant Therapeutics, Inc., Poxel SA, Saniona AB, Sagimet Biosciences, Inc., T3D Therapeutics, Inc., Vivus, Inc., and Zydus Cadila Healthcare.

It is also probable that the number of companies seeking to develop drugs and therapies for the treatment of serious diseases we pursue, such as obesity, will increase.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

Similarly, the regulatory landscape related to clinical trials in the European Union recently evolved. The European Union Clinical Trials Regulation, or the EU-CTR, which was adopted in April 2014 and repeals the European Union Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate Clinical Trial Application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the EU-CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The EU-CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized European Union portal. Once the CTA is approved, clinical study development may proceed. If we are not able to adapt to these and other changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

Further, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

We are conducting clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.

We are conducting one or more clinical trials with one or more trial sites that are located outside the United States. For example, in October 2023, we announced our global phase 1 clinical trial design of TERN-701 for the treatment of CML. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•
additional foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research;
•
diminished protection of intellectual property in some countries; and
•
interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

We may seek Fast Track designation for some or all of our other product candidates, including combination therapy candidates. We may not receive such designation, and even for those product candidates for which we do, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that product candidates will receive marketing approval.

We may seek Fast Track designation for some of our other product candidates, including combination therapy candidates. If a drug is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the drug may qualify for FDA Fast Track designation, for which sponsors must apply. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA has broad discretion whether or not to grant this designation. Thus, even if we believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Moreover, even if we do receive Fast Track designation, we or our collaborators may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Moreover, in many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our drugs is also subject to approval.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, became responsible for supervising medicines and medical devices in Great Britain, or GB, comprising England, Scotland and Wales under domestic law, whereas under the terms of the Northern Ireland Protocol, Northern Ireland is currently subject to EU rules. The UK and EU have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. Once implemented, the changes introduced by the Windsor Framework will see the MHRA be responsible for approving all medicinal products destined for the UK market (i.e., GB and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the United States. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.

The district court decision was stayed, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to or the Supreme Court. In August 2023, the Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Appeals Court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. In December 2023, the Supreme Court granted petitions from the Justice Department and a manufacturer of mifepristone for writ of certiorari for the appeals court decision.

Similar restrictions apply to the approval of our products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU. and are also subject to EU Member State laws. The failure to comply with these and other EU requirements can also lead to significant penalties and sanctions.

Any regulatory approval to market our products will be limited by indication. If we fail to comply or are found to be in violation of FDA regulations restricting the promotion of our products for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, MHRA and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, or PIE Act, signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, or the FTC, and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the False Claims Act, the Prescription Drug Marketing Act and anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim or caused a false claim to be submitted to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

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

We continue to evaluate our product candidates for, and may develop new drug candidates for, indications which do not have approved therapies or do not have a clearly defined regulatory pathway. As such, our development programs may target indications for which there is currently no approved therapy in the United States or Europe. The regulatory approval process for novel drug candidates can be more expensive and take longer than for other, better known or extensively studied drug candidates. We expect that the path for regulatory approval for these therapies to continue to evolve as companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and approval endpoints, in ways that we cannot predict today.

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve an NDA. Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even though our pivotal clinical trials for a specific indication may achieve their primary endpoints and are reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our product candidates on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States. Even if our regulatory application is accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such regulatory application does not contain adequate clinical or other data or support the approval of the product candidate. In such a case, the FDA may issue a complete response letter that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide additional information or data before it will reconsider an application for approval. Any such requirements may be substantial, expensive and time-consuming, and there is no guarantee that we will continue to pursue such application or that the FDA will ultimately decide that any such application supports the approval of the product candidate. These decisions may impact our future MASH clinical trial designs, including trial size and approval endpoints, in ways that we cannot predict today. Furthermore, the FDA may also refer any regulatory application to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient revenue to maintain our business. Similar risks may apply in foreign jurisdictions.

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

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities.

In addition, disruptions may result also events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

We may be unable to obtain raw materials or drug components for an indeterminate period of time if any of our third-party suppliers and manufacturers were to cease or interrupt production or otherwise fail to supply these materials or components to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier or manufacturer, failure by the supplier or manufacturer to comply with current good manufacturing practices, or cGMPs, contaminations, business interruptions, or labor shortages or disputes, or if we were to terminate our relationship with any of our third-party suppliers or manufacturers for any reason. For example, proposed legislation has been introduced in Congress that could prohibit, among other things, U.S. government agencies from entering into contracts with companies that use certain equipment or services provided by certain Chinese companies, which could cause us to reevaluate our relationship with our Chinese contract manufacturer.

Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technology required to manufacture our product candidates may be unique to the original manufacturer and we may have difficulty transferring such skills or technology to another third party. The process of changing manufacturers is extensive and time-consuming and could cause delays or interruptions in our drug development. Further, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive drug. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be even more challenging given third-party payor price sensitivity to high-cost therapeutics (including oncology and other specialty medicines). Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on our product candidates.

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

Even if one or more of our product candidates receive FDA or other regulatory approvals, the commercial success of any of our current or future product candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. Given the number of drugs commercially available or in development for the treatment of CML, obesity, and other indications we pursue or may pursue, if we are unsuccessful in achieving a differentiated profile with our product candidates based on efficacy, safety and tolerability, dosing and administration, market acceptance may be limited. Our product candidates may not be commercially successful for a variety of reasons, including, among other things, competitive factors, pricing or physician preference, reimbursement by insurers, the degree and rate of physician and patient adoption of our current or future product candidates. If approved, the commercial success of our product candidates will depend on a number of factors, including:

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional action is taken by Congress. Additionally, under Statutory PAYGO, the Administration is required to issue a sequestration order (capped at 4% for Medicare payments) if the PAYGO scorecard shows a net cost at the end of a Congressional session. Although Statutory PAYGO was expected to be triggered at the end of the 2021 Congressional session, subsequent legislation has delayed a Statutory PAYGO sequestration order until after 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our future customers and accordingly, our financial operations. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to scrutiny and considerable legislative and executive actions that could impact the prices we obtain for our drug products, if and when approved.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (PhRMA) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022 (IRA) further delayed implementation of this rule to January 1, 2032.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

We intend to initially focus our product candidate development on therapies for the treatment of serious diseases such as CML and obesity. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

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

Moreover, our ability to protect and enforce our intellectual property and proprietary rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, the laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property and proprietary rights in certain foreign jurisdictions. The legal systems of some countries, including, for example, India, the PRC, and other developing countries, do not favor the enforcement of patents and other intellectual property or proprietary rights, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement, misappropriation or other violation of our patents or other intellectual property or proprietary rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest effective non-provisional filing date. Patent terms may be shortened or lengthened by, for example, terminal disclaimers, patent term adjustments, supplemental protection certificates and patent term extensions, but the life of a patent, and the protection it affords, is limited. Non-payment or delay in payment of patent fees, maintenance fees or annuities, delay in patent filings or delay in extension filings (including any patent term extension or adjustment filings), whether intentional or unintentional, may result in the loss of patent rights important to our business. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive medications, including generic versions. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents directed towards such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours for a meaningful amount of time, or at all.

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

As of December 31, 2023, we had 66 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and, if approved, commercialize our preclinical and clinical-stage product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Moreover, insurance laws vary significantly from country to country, and many countries require insurance to be approved by regulators of the respective country. As such, our existing insurance policies might not meet the requirements of a global trial, which could cause significant delays in our clinical trials and related business objectives. Additionally, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing any of our product candidates, we intend to expand our insurance coverage to include the sale of such product candidate; however, we may be unable to obtain this liability insurance on commercially reasonable terms or at all.

As a company with some operations and vendors located outside of the United States, our business is subject to economic, political, regulatory and other risks associated with international operations.

As a company with some operations and vendors outside of the United States, including our outsourced manufacturing vendors, our business is subject to risks associated with conducting business outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Our research and development activities and our third-party suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product candidates and other hazardous compounds. We and any third-party manufacturers and suppliers are subject to numerous federal, state and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations and those of our third-party manufacturers and CROs involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations and those of our third-party manufacturers and CROs also produce hazardous waste. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ and CROs’ facilities pending their use and disposal. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

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

In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information. In 2018 California passed into law the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020, and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020 California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA and other California privacy laws, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, fourteen other states have passed their own versions of comprehensive privacy laws. Four of these laws are already in effect, and the others will go into effect in coming years. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. On top of these comprehensive privacy laws, Washington, Nevada, and Connecticut have also passed laws specifically regulating consumer health data. The Washington law is particularly noteworthy because it includes a private right of action. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Our Phase 1 trial for TERN-701, the CARDINAL trial, includes sites from the United States, Europe and other countries. Any clinical trial programs and research collaborations, among other activities, that we engage in outside the United States may implicate international data protection laws, including, in the EEA, the GDPR, which became effective in 2018. The GDPR imposes stringent operational requirements for processors and controllers of personal data. Among other things, the GDPR requires covered companies to provide detailed notices and to abide by consent requirements for clinical trial subjects and other data subjects, to follow procedures regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, and to honor and provide certain privacy rights to individuals within the EEA, including the right to access, correct and delete their personal data. If our privacy or data security measures fail to comply with the requirements of the GDPR or other applicable laws or regulations, we may be subject to litigation, regulatory investigations, enforcement notices and/or enforcement actions requiring us to change the way we use personal data and/or fines. In addition to statutory enforcement, a personal data breach can lead to negative publicity and a potential loss of business. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, we have had to comply with the GDPR and the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield for purposes of international transfers. The EU-US Privacy Shield has now been replaced with the EU-US Data Privacy Framework (DPF), which is intended to address the issues cited by the CJEU in its 2020 court decision. The European Commission issued an adequacy decision for the DPF on July 10, 2023, and it is now a valid mechanism to transfer data from the EU to the US for entities that have registered as part of the DPF. However, it is possible that the validity of the DPF will be challenged in court, which could further create instability related to international data transfers.

The CJEU’s decision in 2020 also imposed further restrictions on the use of SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021. There is also some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom. The United Kingdom has its own guidance for data transfers to other jurisdictions that are not covered by an “adequacy” decision (which includes the United States) and has adopted the International Data Transfer Agreement, which can serve as a basis for companies to lawfully transfer outside of the United Kingdom. The United Kingdom also has its own data privacy framework (called the “UK-US Data Bridge”) that allows registered companies to transfer data from the UK to the US in accordance with the UK GDPR.

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

We collect and maintain information in digital and other forms that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the privacy, security, confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result, our third-party vendors may have access to our confidential information. Our internal information technology systems and infrastructure, and those of any future collaborators and our contractors, consultants, vendors and other third parties on which we rely, are vulnerable to damage or unauthorized access or use resulting from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, denial or degradation of service attacks, ransomware, hacking, phishing and other social engineering attacks, attachments to emails, persons inside our organization or persons with access to systems inside our organization.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, non-state foreign actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The prevalent use of mobile devices that access confidential information also increases the risk of lost or stolen devices, security incidents and data security breaches, which could lead to the loss of confidential information or other intellectual property. A number of our employees work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Although we do not believe that we have experienced any material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations or those of our third-party CROs, vendors and other contractors and consultants, it could result in a material disruption of our development programs and our business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information or patient information, we could incur liability and the further development and commercialization of our product candidates could be delayed. For example, the loss or misuse of clinical trial or patient data from completed or future clinical trials could result in material delays in and interruptions to our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials and similar events relating to their computer systems could also have a material adverse effect on our business. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. Any security incident or disruption event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. The costs related to significant security breaches or disruptions could also be material and exceed the limits of any applicable insurance we may maintain against such risks. If the information technology systems of our third-party CROs, vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

Because our manufacturing operations and research and development relating to our manufacturing operations are primarily conducted in China, adverse changes in economic and political policies relating to China could have an adverse effect on our business. An escalation of trade and geopolitical tensions between the United States and China has resulted in trade restrictions and could further result in policies or conflict that impede our ability to operate efficiently in China. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade and political tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and a disadvantageous research and manufacturing environment in China, particularly for U.S.-based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to operate in China. For example, proposed legislation has been introduced in Congress that could prohibit, among other things, U.S. government agencies from entering into contracts with companies that use certain equipment or services provided by certain Chinese companies, which could cause us to reevaluate our relationship with our Chinese contract manufacturers.

Any actions and policies adopted by the government of the PRC, particularly with regard to intellectual property rights and biotechnological development for non-Chinese businesses, or any slowdown in China’s economy due to the COVID-19 pandemic or otherwise, could have an adverse effect on our business, results of operations and financial condition. Accordingly, our ability to continue to use China as a manufacturing or research and development location depends on our ability to implement and maintain structures that are acceptable under PRC laws. Our failure to do so could harm our business, financial condition, and operating results.

China’s economic, political and social conditions, as well as governmental policies, could affect the business environment and financial markets in China, our ability to operate our business, our liquidity and our access to capital.

A significant portion of our manufacturing operations is currently conducted in China. Accordingly, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China as well as China’s economic, political, legal and social conditions in relation to the rest of the world. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While China’s economy has experienced significant growth in the past, growth has slowed down and has been uneven across different regions and among various economic sectors of China. China’s government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past, China’s government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operation. More generally, if the business environment in China deteriorates from the perspective of domestic or international investment, our business in China may also be adversely affected.

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

Although we maintain workers’ compensation insurance to cover costs and expenses incurred due to on-the-job injuries to our employees and third-party liability insurance for injuries caused by unexpected seepage, pollution or contamination, such insurance may not provide adequate coverage against potential liabilities. Furthermore, China may take steps towards the adoption of more stringent environmental regulations. Due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. If there is any unanticipated change in the environmental regulations, we may need to incur substantial capital expenditures to install, replace, upgrade or supplement our manufacturing facility and equipment or make operational changes to limit any adverse impact or potential adverse impact on the environment in order to comply with new environmental protection laws and regulations. If such costs become prohibitively expensive, we may be forced to cease certain aspects of our business operations.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile. These factors include those discussed in this Item 1A. “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•
results from, and any delays in, our clinical trials for our clinical-stage drug candidates or any other future clinical development programs;
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

Based upon the number of shares of common stock outstanding as of March 8, 2024, our executive officers, directors, affiliated holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 26.7% of our outstanding voting stock. These stockholders will have the ability to exert significant influence over our company through their ownership position. For example, these stockholders may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

General Risk Factors

Our business has been and could in the future be adversely affected by a global pandemic or other future public health events, including any economic impact due to the recovery therefrom, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

While the economic impact brought by, and the duration of, the COVID-19 pandemic was difficult to assess or predict, we know that potential impacts from any potential future global pandemic or similar public health event include impediment to the development of our product candidates, disruption in our supply chains, delays in our clinical trials, reduced productivity of our employees, reduced access to capital or limitations to our business development activities.

In the event of a future pandemic or similar public health events, potential patients in our ongoing or planned clinical trials may choose to not enroll, not participate in follow-up clinical visits or drop out of the trials. Further, some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupts healthcare services. Similarly, our ability to recruit and retain principal investigators and site staff may be adversely impacted.

In addition, ongoing or planned clinical trials may also be impacted by interruptions or delays in the operations of the FDA and comparable foreign regulatory authorities, in the event of a future pandemic or similar public health events. We may need to make certain adjustments to the operation of our trials in an effort to ensure the monitoring and safety of patients and minimize risks to trial integrity during the pandemic in accordance with the guidance issued by the FDA as a result.

We may also encounter a shortage in supplies of, or in delays in shipping, our study drug or other components of the clinical trial vital for successful conduct of the trial. Further, the successful conduct of our clinical trials depends on retrieving laboratory, imaging and other data from patients. Any failure by the vendors we work with to send us such data could impair the progress of such clinical trials. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, which could disrupt the supply chain for our product candidates or other goods or services used in our clinical trials. To the extent our suppliers and service providers are unable to comply with their obligations under our agreements with them or they are otherwise unable to deliver or are delayed in delivering goods and services to us due to a future pandemic, our ability to continue meeting clinical supply demand for our product candidates or otherwise advancing development of our product candidates may become impaired.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

Our business is susceptible to general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our current or future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential drugs, if approved. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The audit committee of our board of directors is responsible for the general oversight around cybersecurity-related matters, while our management is responsible for the day-to-day operations around the assessment and management of any cybersecurity risks we might face. Our board of directors and the audit committee, in consultation with management, established and maintained robust procedures and internal controls around cybersecurity. These mechanisms are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and clinical trial information from unauthorized access or attack, as well as secure our networks and systems.

At each regularly scheduled audit committee meeting, our chief financial officer provides an update on our cybersecurity position, and where necessary, the audit committee then provides an update to the board of directors. Our incident response process also contemplates that the executive team will notify the audit committee of a material cybersecurity incident.

We engage an experienced consultant to oversee the day-to-day functions of cybersecurity management, including proactive reviews of activity logs, regular vulnerability scans, and, where applicable, effective incident response. Our expert consultant has over 30 years of experience in the cybersecurity space, and reports to the chief financial officer . We also engage a highly qualified third-party cybersecurity assessor to conduct annual threat assessments and penetration tests. To date, we have not encountered cybersecurity incidents that have materially impacted our operations or financial standing.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2023, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market since February 5, 2021 under the symbol “TERN.” Prior to such time, there was no public market for our common stock.

Holders of Record

As of March 8, 2024, there were approximately 7 stockholders of record of our common stock. Certain shares are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

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

We have used approximately $94.6 million of the net proceeds from our IPO as of December 31, 2023. The net proceeds from our IPO are being used, together with our cash and cash equivalents to fund continued advancement of our product pipeline, working capital and other general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

Overview

We are a clinical-stage biopharmaceutical company developing a portfolio of small-molecule product candidates to address serious diseases, including oncology and obesity. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with significant unmet medical needs. We are advancing multiple drug candidates we believe have the potential to deliver improved clinical outcomes in the target indication as either single-agent or combination therapies. The most advanced product candidates in our pipeline – TERN-701, TERN-601 and TERN-501 – were internally discovered. Additionally, we have an ongoing discovery effort for the TERN-800 series of small-molecule glucose-dependent insulinotropic polypeptide receptor (GIPR) modulators for obesity, which have the potential to be combined with GLP-1 receptor agonists. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2026 and be sufficient to generate at least two key clinical data readouts from our lead programs in CML and obesity.

TERN-701 is our proprietary, oral, potent, allosteric BCR-ABL TKI specifically targeting the ABL myristoyl pocket for CML, a form of cancer that begins in the bone marrow and leads to the growth of leukemic cells, is classified as an orphan indication. Allosteric TKIs, which bind to the myristoyl-binding pocket, represent a new treatment class for CML that is addressing the shortcomings of active-site TKIs, including off-target activity and limited efficacy against active site resistance mutations. TERN-701 aims to address the limitations of active-site TKIs with the goal of achieving improved tumor suppression through a combination of (1) potent activity against BCR-ABL including a broad range of mutations and (2) improved safety and tolerability profiles. Because of increased survival rates and treatment durations for people living with CML, physicians are seeking additional safe and efficacious therapies for people whose tolerability of their CML therapy, co-morbidity and/or drug-drug interaction profiles change over time, limiting their available treatment options, quality of life and the effectiveness of mainstay therapies. Within the allosteric TKI class, which has limited competition, we are exploring multiple opportunities for TERN-701 to be differentiated, including dose-optimization for improved target coverage and efficacy, once-daily dosing across the BCR-ABL mutational spectrum and a simpler label for prescribers with respect to drug-drug interactions. Our Phase 1 trial, CARDINAL, for TERN-701 is progressing and is expected to include sites from the United States, Europe and other countries. We expect interim data from initial cohorts in the CARDINAL trial during the second half of 2024. In March 2024, the FDA granted Orphan Drug Designation for TERN-701for the treatment of chronic myeloid leukemia.

TERN-601 is our small-molecule glucagon-like peptide-1 (GLP-1) receptor agonist program that is intended to be orally administered for obesity and other metabolic diseases. Obesity is a chronic disease that is increasing in prevalence in adults, adolescents and children and is often defined by having an elevated BMI of 30 or greater. Mechanisms that contribute to increased weight include sedentary lifestyles, increased calorie intake and medications such as insulins and antipsychotics. Our lead GLP-1 receptor agonist, TERN-601 was designed through internal structure-based drug discovery efforts employing our proprietary three-dimensional QSAR model of the receptor, which was used to identify new GLP-1 receptor agonist candidates. The ligands were further optimized based on in vitro activity, metabolic stability, and pharmacokinetic parameters. Through this process, we discovered TERN-601, which is a potent GLP-1 receptor agonist partially biased towards cAMP generation over β-arrestin recruitment. We initiated first-in-human, Phase 1 trial for obesity in the fourth quarter of 2023 with top-line data, including 28-day body weight loss, expected in the second half of 2024. In addition to TERN-601, efforts are currently underway to nominate and develop structurally distinct second-generation small molecule GLP-1 receptor agonists. Each of our GLP-1 candidate structures are believed to be suitable for oral administration as a single agent or in combination with other drug candidates, such as small molecule GIPR modulators.

TERN-501 is our THR-β agonist with high metabolic stability, enhanced liver distribution and greater selectivity for THR-β compared to other agonists in development. Agonism of THR-β increases fatty acid metabolism via mitochondrial oxidation and affects cholesterol synthesis and metabolism. As a result, THR-β stimulation has the potential to provide broad metabolic benefits including reducing hepatic steatosis, increasing fat oxidation, and improving fibrosis and serum lipid parameters (such as LDL cholesterol and triglycerides.) Terns has decided to limit spend in MASH given the current regulatory and clinical development requirements for the indication. Terns continues to evaluate opportunities for TERN-501 in metabolic diseases. Based on non-clinical studies, THR-β is an orthogonal mechanism to GLP-1, potentially providing broader metabolic and liver benefits in addition to increased weight loss. Non-clinical data suggests that TERN-501 may augment the weight loss effects of a GLP-1 receptor agonist, as demonstrated in a diet-induced obese mouse model.

TERN-800 series is our ongoing discovery efforts of small molecule glucose-dependent insulinotropic polypeptide receptor (GIPR) modulators for obesity. In combination with GLP-1 receptor agonists, GIPR modulators, both agonists and antagonists, have demonstrated significant weight loss in recent clinical studies. GIPR antagonism may enhance GLP-1 receptor activity via compensatory relationships between incretin receptors. In contrast, chronic GIPR agonism may desensitize and down regulate GIPR activity, mimicking GIPR antagonism. Both GIPR agonist and antagonist approaches, when paired with GLP-1 receptor agonism, have yielded significant levels of body weight loss. Our discovery efforts are underway for both GIPR antagonism and agonism approaches, which we believe have the potential for combination with GLP-1 receptor agonists, such as TERN-601.

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

In February 2021, we received total net proceeds of $133.0 million through our initial public offering. In August and December 2022, we received total net proceeds of $60.7 million and $80.8 million through securities offerings. We also have active at-the-market facilities which will allow us to issue up to approximately $156 million in our securities. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2026. We will need substantial additional funding to support our operating activities.

Results of operations

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Results of operations
Operating expenses:
Research and development	$63,497	$39,617	$23,880
General and administrative	39,061	22,412	16,649
Total operating expenses	102,558	62,029	40,529
Loss from operations	(102,558)	(62,029)	(40,529)
Other income:
Interest income	12,901	2,110	10,791
Other expense, net	(314)	(68)	(246)
Total other income, net	12,587	2,042	10,545
Loss before income taxes	(89,971)	(59,987)	(29,984)
Income tax expense	(239)	(358)	119
Net loss	$(90,210)	$(60,345)	$(29,865)

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
•
expenses related to regulatory activities, including filing fees paid to regulatory agencies.; and
•
expenses incurred in connection with the acquisition or in-licensing of assets from other parties.

Internal expenses include:

•
personnel-related expenses, including salaries, benefits and stock-based compensation expense for personnel engaged in research and development functions. We use internal resources primarily to oversee the research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities; and
•
other expenses include rent, depreciation, maintenance and allocated overhead.

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

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Research and development expenses
External expenses by program:
TERN-701	$6,627	$532	$6,095
TERN-601	7,247	6,322	925
TERN-501	17,819	11,061	6,758
Other programs	9,579	6,817	2,762
Total external expenses	41,272	24,732	16,540
Unallocated internal expenses:
Personnel-related expenses	21,017	13,737	7,280
Other expenses	1,208	1,148	60
Total research and development expenses	$63,497	$39,617	$23,880

The increase in research and development expenses for the year ended December 31, 2023, compared to the same period in 2022, was primarily due to a $16.5 million increase related to clinical and pre-clinical program expenses and a $7.3 million increase in personnel-related expenses due to higher headcount.

General and administrative expenses

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, finance, accounting, business development, legal, human resources, information technology, and other administrative functions. General and administrative expenses also include corporate facility costs, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, not otherwise included in research and development expenses, as well as professional fees for legal, patent, consulting, investor and public relations, accounting and tax services.

We expect that our general and administrative expenses will increase in the foreseeable future as we increase our headcount to support the continued research and development of our programs and the growth of our business.

The increase in general and administrative expenses for the year ended December 31, 2023, compared to the same period in 2022, was primarily due to a $14.6 million increase in personnel-related expenses due to the executive leadership transition and higher headcount and a $2.0 million increase in insurance, legal, information technology and other professional services consulting.

Interest income

Interest income primarily consists of interest income on our marketable securities.

Interest income for the year ended December 31, 2023 was $12.9 million compared to $2.1 million for the same period in 2022. The increase in interest income was primarily due to an increase in interest rates.

Other expense, net

Other expense, net for the years ended December 31, 2023 and 2022 was less than $0.3 million of expense.

Income tax expense

Income tax expense for the year ended December 31, 2023 was $0.2 million compared to $0.4 million for the same period in 2022.

Liquidity and capital resources

Uses of cash

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2026, including key clinical data readouts from our lead programs in CML and obesity. However, we continue to anticipate that our research and development expenses, general and administrative expenses and capital expenditures will remain significant to support our ongoing and planned activities. We expect to continue to incur net operating losses for at least the next several years.

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

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of December 31, 2023, we had an accumulated deficit of approximately $332.6 million and cash, cash equivalents and marketable securities of $263.4 million. For the year ended December 31, 2023, we had a net loss of approximately $90.2 million and negative cash flows from operations of approximately $67.4 million.

In March 2022, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen), as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC), which became effective on March 14, 2022. There were 5,659,045 shares of our common stock sold for aggregate net proceeds of $41.6 million after deducting commissions and offering expenses pursuant to this agreement through December 31, 2023.

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

In May 2023, we entered into a Sales Agreement with Cowen, as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which became effective on February 10, 2023. There were no sales of our common stock pursuant to this agreement through December 31, 2023.

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

Cash flows

Operating activities

Net cash used in operating activities for the year ended December 31, 2023 was $67.4 million and consisted primarily of our net loss of $90.2 million. This was partially offset by $1.3 million increase from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued and non-cash adjustments of $25.5 million of stock-based compensation, $0.3 million of depreciation, $5.0 million of net accretion on marketable securities, $0.1 million from changes in deferred tax and uncertain tax positions and $0.6 million in amortization of operating lease assets.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2023 was $38.0 million and consisted primarily of $275.8 million in purchases of investments. This was partially offset by proceeds from the sale and maturity of investments of $237.8 million.

Net cash used in investing activities for the year ended December 31, 2022 was $22.3 million and consisted primarily of $139.7 million in purchases of investments and $0.3 million in purchases of property and equipment. This was partially offset by proceeds from the sale and maturity of investments of $117.7 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2023 was $42.0 million and consisted of $41.6 million in proceeds from the issuance of common stock in an at-the-market offering, $0.4 million of proceeds from the issuance of common stock under our employee stock purchase plan and $0.3 million in proceeds from stock option exercises. This was partially offset by $0.3 million in payments of deferred offering costs.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of Terns Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2023:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Terns Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terns Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

San Jose, California

March 14, 2024

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$79,926	$143,235
Marketable securities	183,514	139,879
Prepaid expenses and other current assets	3,992	2,071
Total current assets	267,432	285,185
Property and equipment, net	506	757
Operating lease assets	523	1,047
Other assets	56	37
Total assets	$268,517	$287,026
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,515	$1,645
Accrued expenses and other current liabilities	8,826	6,162
Current portion of operating lease liabilities	603	661
Total current liabilities	11,944	8,468
Taxes payable, non-current	1,206	1,071
Operating lease liabilities, non-current	—	544
Total liabilities	13,150	10,083
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at December 31, 2023 and 2022; 64,576,719 and 53,723,171 shares issued and outstanding at December 31, 2023 and 2022, respectively	6	5
Additional paid-in capital	588,008	520,178
Accumulated other comprehensive loss	(19)	(822)
Accumulated deficit	(332,628)	(242,418)
Total stockholders’ equity	255,367	276,943
Total liabilities and stockholders’ equity	$268,517	$287,026

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$63,497	$39,617
General and administrative	39,061	22,412
Total operating expenses	102,558	62,029
Loss from operations	(102,558)	(62,029)
Other income:
Interest income	12,901	2,110
Other expense, net	(314)	(68)
Total other income, net	12,587	2,042
Loss before income taxes	(89,971)	(59,987)
Income tax expense	(239)	(358)
Net loss	$(90,210)	$(60,345)

Net loss per share, basic and diluted	$(1.27)	$(1.67)
Weighted average common stock outstanding, basic and diluted	71,259,239	36,033,045

Other comprehensive loss:
Net loss	$(90,210)	$(60,345)
Unrealized gain (loss) on available-for-sale securities, net of tax	671	(320)
Foreign exchange translation adjustment, net of tax	132	(164)
Comprehensive loss	$(89,407)	$(60,829)

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	25,269,271	$3	$342,711	$(338)	$(182,073)	$160,303
Issuance of common stock and pre-funded warrants, net of issuance costs of $426	12,250,000	1	60,718	—	—	60,719
Issuance of common stock, net of issuance costs of $268	11,902,500	1	80,846	—	—	80,847
Issuance of common stock in at-the-market offering, net of issuance costs of $101	4,122,628	—	24,892	—	—	24,892
Exercise of stock options	10,000	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	168,772	—	243	—	—	243
Stock-based compensation expense	—	—	10,768	—	—	10,768
Unrealized loss on available-for-sale securities	—	—	—	(320)	—	(320)
Foreign exchange translation adjustment	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	(60,345)	(60,345)
Balances at December 31, 2022	53,723,171	$5	$520,178	$(822)	$(242,418)	$276,943
Issuance of common stock in at-the-market offering	5,659,045	1	41,610	—	—	41,611
Issuance of common stock in connection with exercise of pre-funded warrants	4,878,446	—	—	—	—	—
Exercise of stock options	106,176	—	274	—	—	274
Vesting of restricted stock units	50,401	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	159,480	—	410	—	—	410
Stock-based compensation expense	—	—	25,536	—	—	25,536
Unrealized gain on available-for-sale securities	—	—	—	671	—	671
Foreign exchange translation adjustment	—	—	—	132	—	132
Net loss	—	—	—	—	(90,210)	(90,210)
Balances at December 31, 2023	64,576,719	$6	$588,008	$(19)	$(332,628)	$255,367

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(90,210)	$(60,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	25,536	10,768
Depreciation expense	292	484
(Accretion) amortization on marketable securities	(5,029)	81
Change in deferred taxes and uncertain tax positions	141	392
Amortization of operating lease assets	589	548
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,921)	(1,121)
Accounts payable	1,149	(722)
Accrued expenses and other current liabilities	2,729	1,416
Operating lease liabilities	(666)	(610)
Net cash used in operating activities	(67,390)	(49,109)
Cash flows from investing activities:
Purchase of property and equipment	(52)	(275)
Purchase of investments	(275,781)	(139,731)
Proceeds from sales and maturities of investments	237,846	117,734
Net cash used in investing activities	(37,987)	(22,272)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and pre-funded warrants	—	61,145
Net proceeds from the issuance of common stock	—	81,115
Net proceeds from issuance of common stock in at-the-market offering	41,611	24,993
Payment of deferred offering costs	(344)	(401)
Proceeds from the issuance of common stock under employee stock purchase plan	410	243
Proceeds from stock option exercises	274	—
Net cash provided by financing activities	41,951	167,095
Effect of exchange rate changes on cash and cash equivalents	117	(178)
Net (decrease) increase in cash and cash equivalents	(63,309)	95,536
Cash and cash equivalents at beginning of period	143,235	47,699
Cash and cash equivalents at end of period	$79,926	$143,235
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$721	$688
Cash paid for taxes	$28	$3
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$65	$1,595
Deferred offering costs included in accounts payable and accrued expense	$—	$394

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of the Business

Terns Pharmaceuticals, Inc. (Terns) is a clinical-stage biopharmaceutical company developing a portfolio of small-molecule product candidates to address serious diseases including oncology and obesity.

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

At-the-Market Offering

In March 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission, or SEC, which became effective on March 14, 2022. As of December 31, 2023, there were 9,781,673 shares of our common stock sold for aggregate net proceeds of $66.6 million after deducting commissions and offering expenses pursuant to this agreement. The Company sold 5,659,045 shares for aggregate net proceeds of $41.6 million pursuant to this agreement during the year ended December 31, 2023.

In May 2023, the Company entered into a Sales Agreement with Cowen as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC, which became effective on February 10, 2023. There were no sales of the Company's common stock pursuant to this agreement through December 31, 2023.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest receivable related to the Company's available-for-sale debt securities is presented as marketable securities on the Company's consolidated balance sheets. The Company writes off interest receivable once it has determined that the asset is not realizable. To date, the Company has not written off any interest receivables associated with its marketable securities.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

	December 31,
(in thousands)	2023	2022
Research and development costs	$2,010	$1,209
Compensation and benefit costs	5,683	3,843
Accrued professional fees	855	925
Other	278	185
Total accrued expenses and other current liabilities	$8,826	$6,162

Executive Leadership Transition

In August 2023, the Company and Senthil Sundaram, former chief executive officer, entered into a separation agreement. Pursuant to the separation agreement, Mr. Sundaram is entitled to receive severance in the amount of $0.6 million and 100% of his annual target discretionary bonus for 2023 in the amount of $0.3 million. During the year ended December 31, 2023, the Company recorded an accrued liability and recognized expense of $0.9 million related to the departure of the former chief executive officer. These accruals are presented within the Consolidated Balance Sheets under Accrued expenses and other current liabilities. The expenses were recognized as operating expenses within the Consolidated Statements of Operations and Comprehensive Loss under General and administrative. The vesting of each equity award held by Mr. Sundaram was fully accelerated as of December 31, 2023. As a result of the change in service period for all outstanding unvested option grants to the Company’s former chief executive officer in August 2023, the Company recognized $10.5 million in stock-based compensation expense during the year ended December 31, 2023. The expense was recognized as operating expenses within the Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2023, Bryan Yoon, chief operating officer and general counsel, and Mark Vignola, Ph.D., chief financial officer, received retention awards payable in cash in the aggregate amount of $0.5 million for Mr. Yoon and $0.7 million for Dr. Vignola. Each retention award will be payable in two installments of 33% of the award on February 1, 2024 and 67% of the award on August 1, 2024, subject to the applicable officer’s continued employment with the Company through such date. Expense is recognized on a straight-line basis over the requisite service period. During the year ended December 31, 2023, the Company recorded an accrued liability and recognized expense of $0.5 million related to the retention awards. These accruals are presented within the Consolidated Balance Sheets under Accrued expenses and other current liabilities. The expenses were recognized as operating expenses within the Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In November 2023, Erin Quirk, M.D., president and head of research & development, received a retention award payable in cash in the aggregate amount of $0.6 million and a recognition bonus in the aggregate amount of $0.1 million. The retention award will be payable in two installments of 33% of the award on February 1, 2024 and 67% of the award on August 1, 2024, and the recognition bonus will be payable on January 1, 2024, subject to the applicable officer’s continued employment with the Company through such date. Expense is recognized on a straight-line basis over the requisite service period. During the year ended December 31, 2023, the Company recorded an accrued liability and recognized expense of $0.2 million related to the retention awards. These accruals are presented within the Consolidated Balance Sheets under Accrued expenses and other current liabilities. The expenses were recognized as operating expenses within the Consolidated Statements of Operations and Comprehensive Loss under Research and development.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic net income (loss) per share of common stock is computed by dividing the net income (loss) per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of December 31, 2023 included pre-funded warrants that were issued in connection with the August 2022 Financing, as the warrants were issued for minimal consideration and were immediately exercisable.

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

The Company reported a net loss for the years ended December 31, 2023 and 2022. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2023	2022
Options to purchase common stock	8,349,922	4,823,928
Unvested restricted stock units	365,892	128,280
Shares issuable under employee stock purchase plan	16,258	25,326
Total	8,732,072	4,977,534

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

Property and Equipment, net

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

Property and equipment, net consisted of the following:

		December 31,
(in thousands)	Estimated Useful Lives	2023	2022
Leasehold improvements	Shorter of remaining life of lease or useful life of asset	$734	$758
Furniture and fixtures	5 years	303	294
Computer equipment	3 years	162	203
Office equipment	5 years	146	146
Lab equipment	3 to 5 years	770	758
Property and equipment, gross		2,115	2,159
Less: Accumulated depreciation		(1,609)	(1,402)
Total property and equipment, net		$506	$757

The Company recognized depreciation expense related to these assets of $0.3 million and $0.5 million during the years ended December 31, 2023 and 2022, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company maintains deposits in federally insured depository institutions in excess of federally insured limits. The Company has not experienced any losses on such deposits.

The Company has established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires additional income tax disclosures in the annual consolidated financial statements. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures. For public entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For non-public entities, ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2025. Under the JOBS Act, emerging growth companies have extended transition periods available for complying with new or revised accounting standards. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.
Cash Equivalents and Marketable Securities

The amortized cost and fair value of cash equivalents and marketable securities by major security type is as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$33,788	$—	$—	$33,788
U.S. government securities	183,357	219	(62)	183,514
Total	$217,145	$219	$(62)	$217,302

Classified as:
Cash equivalents				$33,788
Marketable securities				183,514
Total				$217,302

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$23,029	$—	$—	$23,029
U.S. government securities	44,555	31	(383)	44,203
Non-U.S. government securities	3,024	—	(16)	3,008
Corporate debt securities	36,411	—	(146)	36,265
Commercial paper	56,403	—	—	56,403
Total	$163,422	$31	$(545)	$162,908

Classified as:
Cash equivalents				$23,029
Marketable securities				139,879
Total				$162,908

The aggregate fair value of the Company’s available-for-sale marketable securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$80,461	$(62)	$—	$—	$80,461	$(62)
Total	$80,461	$(62)	$—	$—	$80,461	$(62)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$29,704	$(384)	$29,704	$(384)
Non-U.S. government securities	—	—	3,008	(15)	3,008	(15)
Corporate debt securities	22,717	(108)	10,530	(38)	33,247	(146)
Total	$22,717	$(108)	$43,242	$(437)	$65,959	$(545)

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, the Company had 24 available-for-sale marketable securities in an unrealized loss position without an allowance for credit losses. The Company does not intend to sell these securities and the Company believes it is more likely than not that marketable securities in an unrealized loss position will be held until maturity and that the Company will not be required to sell these securities before recovery of their amortized cost basis. The Company believes that an allowance for credit losses is unnecessary as the securities are of high credit quality and the decline in fair value is due to market conditions and/or changes in interest rates.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$46,138	$—	$—	$46,138
Money market funds	33,788	—	—	33,788
Total cash and cash equivalents	$79,926	$—	$—	$79,926
Marketable securities
U.S. government securities	$—	$183,514	$—	$183,514
Total marketable securities	$—	$183,514	$—	$183,514

	Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$120,206	$—	$—	$120,206
Money market funds	23,029	—	—	23,029
Total cash and cash equivalents	$143,235	$—	$—	$143,235
Marketable securities
U.S. government securities	$—	$44,203	$—	$44,203
Non-U.S. government securities	—	3,008	—	3,008
Corporate debt securities	—	36,265	—	36,265
Commercial paper	—	56,403	—	56,403
Total marketable securities	$—	$139,879	$—	$139,879

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amortized cost and fair value of marketable securities as of December 31, 2023, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$152,284	$152,329
Due after one year through two years	31,073	31,185
Total marketable securities	$183,357	$183,514

During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

4.
Leases

In March 2019, the Company entered into a lease agreement for office space in Foster City, California which expires October 2024. The Company has the option to extend the lease agreement for a period of five years. Additionally, the Company leases office space in Shanghai and Suzhou China.

Components of lease cost are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Operating lease cost	$648	$610
Short-term cost	17	43
Total lease cost	$665	$653

Weighted-average remaining lease term		0.84
Weighted-average discount rate		6.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2024	$618
2025 and thereafter	—
Total lease payments	618
Less: Imputed interest	(15)
Present value of lease liabilities	603
Less: Current portion of lease liabilities	(603)
Total lease liabilities, non-current	$—

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.
Common Stock and Stock-Based Compensation

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001. There were no shares of preferred stock outstanding as of December 31, 2023 and 2022.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2023	2022
Options outstanding under incentive award plans	8,349,922	4,823,928
Unvested restricted stock units	365,892	128,280
Shares available for future grant under incentive award plans	1,005,587	1,107,362
Shares available for future grant under employee stock purchase plans	701,671	323,920
Shares available for future grant under employment inducement award plans	3,291,000	1,310,000
Pre-funded warrants	9,751,500	14,630,000
Total shares reserved	23,465,572	22,323,490

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through December 31, 2023, no cash dividends have been declared or paid by the Company.

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

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. As of December 31, 2023, 1,005,587 shares of the Company’s common stock were available for future grants under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 3,228,835 shares effective as of January 1, 2024.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. As of December 31, 2023, 701,671 shares of the Company’s common stock were available for future grants under the 2021 ESPP. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 645,767 shares effective as of January 1, 2024.

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

As of December 31, 2023, there was $1.0 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.60 years as of December 31, 2023. There were 159,480 shares purchased by employees under the ESPP during the year ended December 31, 2023.

2022 Employment Inducement Award Plan

In September 2022, the Company's compensation committee approved the 2022 Employment Inducement Award Plan (the "2022 Inducement Plan"), which authorized 1,400,000 shares of common stock to be issued and permits the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards to newly hired employees and officers. In September 2023, the Company approved an amendment to the 2022 Inducement Plan which increased the number of authorized shares reserved for issuance by 3,113,250 shares. As of December 31, 2023, 3,291,000 shares of the Company's common stock were available for future grants under the 2022 Inducement Plan.

Pre-Funded Warrants

In connection with the August 2022 Financing, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of December 31, 2023, 4,878,500 pre-funded warrants have been exercised.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option activity for all stock plans during the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	3,577,485	$9.72	9.09	$491
Granted	1,405,020	4.44
Exercised	(10,000)	0.00		21
Forfeited	(148,577)	9.29
Outstanding as of December 31, 2022	4,823,928	$8.22	8.46	$11,721
Granted	4,269,925	9.51
Exercised	(106,176)	2.58		925
Forfeited	(637,755)	6.99
Outstanding as of December 31, 2023	8,349,922	$9.04	6.82	$2,225
Exercisable, December 31, 2023	4,523,993	$8.64	4.96	$1,570
Vested and expected to vest, December 31, 2023	8,349,922	$9.04	6.82	$2,225

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2023 and 2022, there was $21.7 million and $21.2 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.55 years as of December 31, 2023.

The total fair value of options vested during the year ended December 31, 2023 and 2022 was $20.2 million and $10.9 million, respectively.

Restricted Stock

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

The following table summarizes the RSU activity for all stock plans during the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2021	—	$—
Granted	147,750	3.99
Forfeited	(19,470)	3.37
Unvested restricted stock units as of December 31, 2022	128,280	$4.09
Granted	308,013	9.86
Vested	(50,401)	4.11
Forfeited	(20,000)	7.04
Unvested restricted stock units as of December 31, 2023	365,892	$8.79

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and 2022, there was $2.5 million and $0.4 million, respectively, of unrecognized stock-based compensation expense related to restricted stock. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.86 years as of December 31, 2023.

The total fair value of restricted stock vested during the year ended December 31, 2023 was $0.2 million. No restricted stock vested during the year ended December 31, 2022.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s employee stock purchase plan using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Year Ended December 31,
	2023	2022
Stock Option Plans
Expected term (years)	6.05	5.99
Expected volatility	73.84%	72.67%
Risk-free interest rate	3.62%	2.29%
Fair value of underlying common stock	$9.51	$4.44
Weighted average grant-date fair value per share	$6.41	$2.91
Employee Stock Purchase Plans
Expected term (years)	1.33	0.89
Expected volatility	82.05%	70.08%
Risk-free interest rate	4.84%	2.55%
Fair value of underlying common stock	$7.48	$2.95
Weighted average grant-date fair value per share	$3.84	$1.25

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development expense	$5,870	$3,025
General and administrative expense	19,666	7,743
Total stock-based compensation expense	$25,536	$10,768

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.
Income Tax

The following table presents domestic and foreign components of loss before income taxes:

	Year Ended December 31,
(in thousands)	2023	2022
U.S.	$(90,017)	$(60,226)
Foreign	46	239
Total loss before income tax	$(89,971)	$(59,987)

The following table presents the provision for income taxes:

	Year Ended December 31,
(in thousands)	2023	2022
Current
Federal	$5	$—
State	14	5
Foreign	239	299
Total current	$258	$304
Deferred
Foreign	$(19)	$54
Total deferred	$(19)	$54
Total income tax expense	$239	$358

The reconciliation of the U.S. federal statutory income tax benefit to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Tax benefit at U.S. statutory rate	21.00%	21.00%
State income taxes, net of Federal tax benefit	(0.02)	(0.01)
Foreign income taxed at non-U.S. rates	(0.07)	(0.02)
Other permanent items	(0.10)	(0.11)
Deferred tax asset write-off	(5.05)	—
Stock-based compensation	(0.39)	(0.47)
Research and development credits	3.99	3.00
Unrecognized tax benefit	(1.21)	(0.57)
162(m) limitation	(0.04)	—
Global intangible low-taxed income	(0.05)	(1.09)
Increase in valuation allowance	(18.74)	(21.93)
Other	0.41	(0.40)
	(0.27)%	(0.60)%

The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% was primarily due to the change in valuation allowance.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets:
Accruals and reserves	$1,280	$820
Intangibles	11,288	12,929
Stock-based compensation	3,730	3,549
Net operating loss	19,929	13,841
Research and development credits	6,551	3,650
Lease liability	114	241
Capitalized research and development	16,839	7,410
Other	72	61
Valuation allowance	(59,621)	(42,207)
Total deferred tax assets	$182	$294
Deferred tax liabilities:
Fixed assets	$(29)	$(50)
Operating lease assets	(97)	(207)
Total deferred tax liabilities	$(126)	$(257)
Net deferred tax assets	$56	$37

As of December 31, 2023, the Company recorded a full valuation allowance against its U.S. net deferred tax assets as it believes these deferred tax assets were not realizable on a more likely than not basis. This is based upon the weight of available evidence, including historical operating performance, and that a net loss will be expected to occur in the foreseeable future.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $94.8 million and $2.2 million, respectively. The federal net operating loss has an indefinite carryforward while the state net operating loss will begin to expire in 2042. As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $65.8 million and $0.7 million, respectively.

As of December 31, 2023 and 2022, the Company had federal Research & Development (R&D) credit carryforwards of approximately $7.5 million and $4.1 million, respectively, which will begin to expire in 2039. As of December 31, 2023 and 2022, the Company had California R&D credit carryforwards of approximately $2.9 million and $2.0 million, respectively, which do not expire.

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

Beginning in 2022, as part of the Tax Cuts and Job Act (TCJA) passed in 2017, the TCJA enacted tax legislation requiring U.S. R&D expenditures to be capitalized and amortized ratably over a five-year period. Expenditures attributed to research conducted outside of the U.S. must be capitalized and amortized over a 15-year period.

As of December 31, 2023, the Company has provided U.S. income taxes on all its foreign earnings. The Company continues to permanently reinvest the cash held offshore to support its working capital needs. Accordingly, no additional foreign withholding taxes that may be required from certain jurisdictions in the event of a cash distribution have been provided for.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and 2022, the total amount of unrecognized tax benefits was $7.5 million and $6.3 million, respectively, $4.1 million and $4.2 million of which would affect income tax expense, if recognized, before consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Unrecognized tax benefit at beginning of year	$6,316	$5,849
Increases related to prior year tax positions	14	150
Increases related to current year tax positions	1,339	706
Decreases related to prior year tax positions	(163)	(389)
Unrecognized tax benefit at end of year	$7,506	$6,316

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2023 and 2022, the total amount of gross interest and penalties accrued was $0.4 million and $0.3 million, respectively.

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

7.
Assignment, License and Collaboration Agreements

License Agreement

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

The Company agreed to pay Lilly up to an aggregate of $6.0 million in pre-specified development milestones for the first covered product in mainland China, and up to an aggregate of $50.0 million in pre-specified development milestones for the first covered product in ex-mainland China. The Company also agreed to pay Lilly tiered royalties calculated on a calendar year basis, in the mid-single digits to low teens on net sales ranging from the low hundreds of millions of dollars to the low billions of dollars. The Lilly FXR 2018 License Agreement expires upon expiry of the last remaining royalty obligation for a licensed product. As of December 31, 2023, the Company has not paid any amounts under the agreement and no milestones have been achieved. The Company has not recorded any research and development expense during the years ended December 31, 2023 and 2022 related to this agreement.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid Vintagence a non-refundable, non-creditable upfront payment of $0.7 million, which was recorded as research and development expense in the Company’s statements of operations and comprehensive loss for the year ended December 31, 2019. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of December 31, 2023, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company's IND filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has not recognized any research and development expense during the year ended December 31, 2023 related to this agreement. The Company has recognized research and development expense of $2.2 million during the year ended December 31, 2022 related to this agreement.

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

In addition, pursuant to the Hansoh 2020 Option and License Agreement, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of December 31, 2023, no milestones have been met and future payments are all constrained.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, management, with the supervision and participation of our chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and the chief financial officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our chief executive officer and the chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023 based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended December 31, 2023 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our directors or officers, or the Company, has entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), in each case as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this report by reference.

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

Item 16. Form 10-K Summary.

None.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/10/2023	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.3	Description of Securities.				X

4.4	Form of Pre-Funded Warrant.	8-K	8/16/2022	4.1

10.1	Amended and Restated Investors’ Rights Agreement, dated December 29, 2020, by and among the Registrant and the investors listed therein.	S-1	1/15/2021	10.1

10.2	Lease, dated March 1, 2019, by and between the Registrant and DWF IV Century Plaza, LLC.	S-1	1/15/2021	10.2

10.3(a)#	2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(b)

10.3(c)#	Form of Early Exercise Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(c)

10.3(d)#	Form of International Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(d)

10.4(a)#	2021 Incentive Award Plan.	S-8	2/12/2021	99.2(a)

10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(b)

10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(c)

10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(d)

10.5#	2021 Employee Stock Purchase Plan.	S-8	2/12/2021	99.3

10.6#	Amended and Restated Employment Agreement by and between the Registrant and Erin Quirk, M.D.				X

10.7#	Employment Agreement by and between the Registrant and Senthil Sundaram, as amended.	10-K	3/27/2023	10.7

10.8#	Amended and Restated Employment Agreement by and between the Registrant and Bryan Yoon, Esq.				X

10.9#	Employment Agreement by and between the Registrant and Jill M. Quigley.				X

10.10#	Amended and Restated Employment Agreement by and between the Registrant and Mark Vignola.				X

10.11#	Amended and Restated Non-employee Director Compensation Program.	10-K	3/7/2022	10.10#

10.12	Form of Indemnification Agreement for directors and officers.	S-1/A	2/1/2021	10.11

10.13†	Exclusive License Agreement, dated as of February 9, 2018, between Terns Pharmaceuticals, Inc. and Eli Lilly and Company.	S-1	1/15/2021	10.13

10.14†	Exclusive License Agreement, dated as of March 9, 2018, between Terns Pharmaceuticals, Inc. and Eli Lilly and Company.	S-1	1/15/2021	10.14

10.15†	Assignment Agreement, dated as of June 24, 2019, by and among Terns Pharmaceuticals, Inc. and Vintagence Biotechnology Ltd.	S-1	1/15/2021	10.15

10.16†	Exclusive Option and License, dated as of July 27, 2020, by and among Terns Pharmaceuticals, Inc., Terns, Inc., CaspianTern LLC, Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd.	S-1	1/15/2021	10.16

10.17(a)#	2022 Employment Inducement Award Plan.	10-Q	11/9/2022	10.1(a)#
10.17(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan.	10-Q	11/9/2022	10.1(b)#

10.17(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan.	10-Q	11/9/2022	10.1(c)#

10.17(d)#	Amendment No. 1 to 2022 Employment Inducement Award Plan.	10-Q	11/14/2023	10.2#

10.18	Sales Agreement, dated March 8, 2022, by and between Terns Pharmaceuticals, Inc. and Cowen and Company, LLC.	S-3	3/8/2022	1.2

10.19	Sales Agreement, dated May 15, 2023, by and between Terns Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	5/15/2023	1.1

10.20#	Separation Agreement between Terns, Inc. and Senthil Sundaram dated August 2, 2023.	10-Q	11/14/2023	10.1#

10.21#	Reference is made to Exhibit 97.0.

21.1	List of subsidiaries.	S-1	1/15/2021	21.1

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page hereto.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.0#	Clawback Policy.	10-Q	11/14/2023	10.3#

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

TERNS PHARMACEUTICALS, INC.

Date: March 14, 2024	By:	/s/Amy Burroughs
Amy Burroughs
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amy Burroughs and Mark Vignola as his or her true and lawful attorney-in-fact and agent, with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amy Burroughs	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2024
Amy Burroughs

/s/ Mark Vignola	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2024
Mark Vignola, Ph.D.

/s/ David Fellows	Chairman of the Board of Directors	March 14, 2024
David Fellows

/s/ Carl Gordon	Director	March 14, 2024
Carl Gordon, Ph.D., C.F.A.

/s/ Jeffrey Kindler	Director	March 14, 2024
Jeffrey Kindler, Esq.

/s/ Hongbo Lu	Director	March 14, 2024
Hongbo Lu, Ph.D

/s/ Jill Quigley	Director	March 14, 2024
Jill Quigley, Esq.

/s/ Ann Taylor	Director	March 14, 2024
Ann Taylor, M.D.

/s/ Radhika Tripuraneni	Director	March 14, 2024
Radhika Tripuraneni, M.D., M.P.H.