Form 10-Q
period 2024-03-31
Terns Pharmaceuticals, Inc.
filed 2024-05-13
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 64,677,145 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$65,099	$79,926
Marketable securities	175,555	183,514
Prepaid expenses and other current assets	5,241	3,992
Total current assets	245,895	267,432
Property and equipment, net	447	506
Operating lease assets	369	523
Other assets	55	56
Total assets	$246,766	$268,517
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,701	$2,515
Accrued expenses and other current liabilities	6,700	8,826
Current portion of operating lease liabilities	427	603
Total current liabilities	8,828	11,944
Taxes payable, non-current	1,218	1,206
Total liabilities	10,046	13,150
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at March 31, 2024 and December 31, 2023; 64,651,693 and 64,576,719 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	592,036	588,008
Accumulated other comprehensive loss	(321)	(19)
Accumulated deficit	(355,001)	(332,628)
Total stockholders’ equity	236,720	255,367
Total liabilities and stockholders’ equity	$246,766	$268,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$18,587	$17,056
General and administrative	6,859	7,101
Total operating expenses	25,446	24,157
Loss from operations	(25,446)	(24,157)
Other income:
Interest income	3,182	2,693
Other expense, net	(12)	(4)
Total other income, net	3,170	2,689
Loss before income taxes	(22,276)	(21,468)
Income tax expense	(97)	(60)
Net loss	$(22,373)	$(21,528)

Net loss per share, basic and diluted	$(0.30)	$(0.31)
Weighted average common stock outstanding, basic and diluted	74,399,378	69,778,420

Other comprehensive loss:
Net loss	$(22,373)	$(21,528)
Unrealized (loss) gain on available-for-sale securities, net of tax	(293)	418
Foreign exchange translation adjustment, net of tax	(9)	(12)
Comprehensive loss	$(22,675)	$(21,122)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except share data)

Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	64,576,719	$6	$588,008	$(19)	$(332,628)	$255,367
Vesting of restricted stock units with service conditions	74,974	—	—	—	—	—
Stock-based compensation expense	—	—	4,028	—	—	4,028
Unrealized loss on available-for-sale securities	—	—	—	(293)	—	(293)
Foreign exchange translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(22,373)	(22,373)
Balances at March 31, 2024	64,651,693	$6	$592,036	$(321)	$(355,001)	$236,720

Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	53,723,171	$5	$520,178	$(822)	$(242,418)	$276,943
Issuance of common stock in at-the-market offering	2,929,922	—	27,924	—	—	27,924
Vesting of restricted stock units with service conditions	16,503	—	—	—	—	—
Stock-based compensation expense	—	—	3,938	—	—	3,938
Unrealized gain on available-for-sale securities	—	—	—	418	—	418
Foreign exchange translation adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(21,528)	(21,528)
Balances at March 31, 2023	56,669,596	$5	$552,040	$(416)	$(263,946)	$287,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,373)	$(21,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,028	3,938
Depreciation expense	82	76
Accretion on marketable securities	(360)	(806)
Change in deferred taxes and uncertain tax positions	34	32
Amortization of operating lease assets	154	146
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,249)	(67)
Accounts payable	(814)	1,324
Accrued expenses and other current liabilities	(2,125)	2,666
Operating lease liabilities	(175)	(163)
Net cash used in operating activities	(22,798)	(14,382)
Cash flows from investing activities:
Purchase of property and equipment	(29)	—
Purchase of investments	(50,594)	(23,862)
Proceeds from sales and maturities of investments	58,620	51,793
Net cash provided by investing activities	7,997	27,931
Cash flows from financing activities:
Net proceeds from issuance of common stock in at-the-market offering	—	27,924
Payment of deferred offering costs	—	(344)
Net cash provided by financing activities	—	27,580
Effect of exchange rate changes on cash and cash equivalents	(26)	(10)
Net (decrease) increase in cash and cash equivalents	(14,827)	41,119
Cash and cash equivalents at beginning of period	79,926	143,235
Cash and cash equivalents at end of period	$65,099	$184,354
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$183	$180

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

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of Terns and its wholly owned subsidiaries Terns U.S. Opco and Terns Hong Kong and its wholly owned subsidiaries Terns China and Terns Suzhou, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future periods.

Unaudited Interim Financial Information

These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (the Annual Report) for the fiscal year ended December 31, 2023, as filed with the SEC on March 14, 2024. There have been no significant changes to the Company's significant accounting policies described in Note 1, Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2023.

Any reference to these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASUs) of the Financial Accounting Standards Board (FASB).

At-the-Market Offering

In March 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC), which became effective in March 2022. As of March 31, 2024, there were 9,781,673 shares of our common stock sold for aggregate net proceeds of $66.6 million after deducting commissions and offering expenses pursuant to this agreement. There were no sales of the Company's common stock pursuant to this agreement during the three months ended March 31, 2024.

In May 2023, the Company entered into a Sales Agreement with Cowen as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. There were no sales of the Company's common stock pursuant to this agreement through March 31, 2024.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the estimates for accruals of research and development expenses, accrual of research contract costs, unrecognized tax benefits, fair value of common stock and stock option valuations. On an ongoing basis, the Company evaluates its estimates and judgments, using historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of standard checking accounts and money market funds. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

The Company classifies as available-for-sale marketable securities with a remaining maturity when purchased of greater than three months. The Company’s marketable securities are maintained by investment managers and may consist of U.S. government and non-U.S. government securities, corporate debt securities and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in the condensed consolidated statements of operations and comprehensive loss and as a component of stockholders’ equity until realized. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest income and/or expense. Gains and losses on securities sold are recorded based on the specific identification method and are included in Interest income, net in the condensed consolidated statements of operations and comprehensive loss. The Company has not incurred any material realized gains or losses from sales of securities to date.

The Company assesses its available-for-sale debt securities for impairment as of each reporting date in order to determine if a portion of any decline in fair value below carrying value is the result of a credit loss. The Company records credit losses in the condensed consolidated statements of operations and comprehensive loss as credit loss expense within other expense, net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	March 31, 2024	December 31, 2023
Research and development costs	$2,155	$2,010
Compensation and benefit costs	2,100	5,683
Accrued professional fees	1,913	855
Other	532	278
Total accrued expenses and other current liabilities	$6,700	$8,826

Executive Leadership Transition

In August 2023, the Company and Senthil Sundaram, former chief executive officer, entered into a separation agreement. Pursuant to the separation agreement, Mr. Sundaram was entitled to receive severance in the amount of $0.6 million and 100% of his annual target discretionary bonus for 2023 in the amount of $0.3 million. During the year ended December 31, 2023, the Company recorded an accrued liability and recognized expense of $0.9 million related to the departure of the former chief executive officer. As of March 31, 2024, the ending accrued liability was $0.4 million and is presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. The vesting of each equity award held by Mr. Sundaram was fully accelerated as of December 31, 2023. As a result of the change in service period for all outstanding unvested option grants to the Company’s former chief executive officer in August 2023, the Company recognized $10.5 million in stock-based compensation expense during the during the year ended December 31, 2023. The expense was recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In August 2023, Bryan Yoon, chief operating officer and general counsel, and Mark Vignola, Ph.D., chief financial officer, received retention awards payable in cash in the aggregate amount of $0.5 million for Mr. Yoon and $0.7 million for Dr. Vignola. Each retention award is payable in two installments of 33% of the award on February 1, 2024 and 67% of the award on August 1, 2024, subject to the applicable officer’s continued employment with the Company through such date. Expense is recognized on a straight-line basis over the requisite service period. During the three months ended March 31, 2024, the Company recorded an accrued liability and recognized expense of $0.3 million related to the retention awards. These accruals are presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In November 2023, Erin Quirk, M.D., president and head of research & development, received a retention award payable in cash in the aggregate amount of $0.6 million and a recognition bonus in the aggregate amount of $0.1 million. The retention award is payable in two installments of 33% of the award on February 1, 2024 and 67% of the award on August 1, 2024, and the recognition bonus was payable on January 1, 2024, subject to Dr. Quirk's continued employment with the Company through such date. Expense is recognized on a straight-line basis over the requisite service period. During the three months ended March 31, 2024, the Company recorded an accrued liability and recognized expense of $0.2 million related to the retention award. These accruals are presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under Research and development.

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

The Company recorded income tax expense for the three months ended March 31, 2024 and 2023 of less than $0.1 million. The expenses are primarily related to foreign income tax expenses from China.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Stock-Based Compensation

Stock-based compensation expense relates to stock options, restricted stock units (RSUs) with service conditions, and RSUs with market conditions issued under the Company’s equity incentive plan and rights to acquire stock granted under the Company’s employee stock purchase plan (ESPP). Grants are measured at the grant date based on the fair value of the awards and is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are recognized as they occur.

The Black-Scholes option pricing model estimates the fair value of stock options with time-based vesting and rights to acquire stock under the ESPP. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The Company estimates risk-free rates using the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term and dividend yield using the Company’s expectations and historical data. The Company uses the simplified method to calculate the expected term of stock option grants as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. Under the simplified method, the expected term is estimated to be the mid-point between the vesting date and the contractual term of the option. The fair value is calculated based upon the Company’s common stock valuation on the date of the grant.

The fair value of RSUs with service conditions is based upon the Company’s common stock valuation on the date of the grant.

The Monte Carlo simulation model estimates the fair value of the RSUs with market conditions, using inputs for the common stock valuation on the date of the grant, volatility, the risk-free interest rate, and the dividend yield. Compensation expense is recognized on a straight-line basis over the derived service period commencing on the grant date. The derived service period is the median duration of the successful stock price paths to meet the price goal for each tranche as simulated in the Monte Carlo valuation model. If the related market condition is achieved earlier than its estimated derived service period, the stock-based compensation expense is accelerated, and a cumulative catch-up expense is recorded during the period in which the market condition is met.

Pre-funded Warrants

Pre-funded warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and are recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The value of the pre-funded warrants is known at issuance, as their sales price approximates their fair value, and net proceeds from the sale are recorded as a component of additional paid-in capital.

Net Loss Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing the net income (loss) per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of March 31, 2024 included pre-funded warrants, as the warrants were issued for minimal consideration and were immediately exercisable.

Diluted net income (loss) per share of common stock is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share of common stock is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potentially dilutive shares.

The Company reported a net loss for the three months ended March 31, 2024 and 2023. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2024	2023
Options to purchase common stock	10,964,422	7,729,844
Unvested restricted stock units with service conditions	923,693	388,103
Unvested restricted stock units with market conditions	150,000	—
Shares issuable under employee stock purchase plan	66,202	106,308
Total	12,104,317	8,224,255

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company’s first fiscal year beginning after December 15, 2023 and for interim periods within the Company’s first fiscal year beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its financial statements and related disclosures.

2. Cash Equivalents and Marketable Securities

The amortized cost and fair value of cash equivalents and marketable securities by major security type is as follows:

	March 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$44,181	$—	$—	$44,181
U.S. government securities	175,691	28	(164)	175,555
Total	$219,872	$28	$(164)	$219,736

Classified as:
Cash equivalents				$44,181
Marketable securities				175,555
Total				$219,736

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$33,788	$—	$—	$33,788
U.S. government securities	183,357	219	(62)	183,514
Total	$217,145	$219	$(62)	$217,302

Classified as:
Cash equivalents				$33,788
Marketable securities				183,514
Total				$217,302

The aggregate fair value of the Company’s available-for-sale marketable securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	March 31, 2024
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$144,569	$(164)	$—	$—	$144,569	$(164)
Total	$144,569	$(164)	$—	$—	$144,569	$(164)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$80,461	$(62)	$—	$—	$80,461	$(62)
Total	$80,461	$(62)	$—	$—	$80,461	$(62)

At March 31, 2024, the Company had 32 available-for-sale marketable securities in an unrealized loss position without an allowance for credit losses. The Company does not intend to sell these securities and the Company believes it is more likely than not that marketable securities in an unrealized loss position will be held until maturity and that the Company will not be required to sell these securities before recovery of their amortized cost basis. The Company believes that an allowance for credit losses is unnecessary as the securities are of high credit quality and the decline in fair value is due to market conditions and/or changes in interest rates.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$20,918	$—	$—	$20,918
Money market funds	44,181	—	—	44,181
Total cash and cash equivalents	$65,099	$—	$—	$65,099
Marketable securities
U.S. government securities	$—	$175,555	$—	$175,555
Total marketable securities	$—	$175,555	$—	$175,555

	Fair Value at December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$46,138	$—	$—	$46,138
Money market funds	33,788	—	—	33,788
Total cash and equivalents	$79,926	$—	$—	$79,926
Marketable securities
U.S. government securities	$—	$183,514	$—	$183,514
Total marketable securities	$—	$183,514	$—	$183,514

The aggregate amortized cost and fair value of marketable securities as of March 31, 2024, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$126,159	$126,077
Due after one year through two years	49,532	49,478
Total marketable securities	$175,691	$175,555

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

4. Leases

In March 2019, the Company entered into a lease agreement for office space in Foster City, California which expires October 2024. The Company has the option to extend the lease agreement for a period of five years. Additionally, the Company leases office space in Shanghai and Suzhou China.

Components of lease cost are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$161	$159
Short-term cost	4	3
Total lease cost	$165	$162

Weighted-average remaining lease term		0.59
Weighted-average discount rate		6.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2024	$435
2025 and thereafter	—
Total lease payments	435
Less: Imputed interest	(8)
Present value of lease liabilities	427
Less: Current portion of lease liabilities	(427)
Total lease liabilities, non-current	$—

5. Common Stock and Stock-Based Compensation

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001. There were no shares of preferred stock outstanding as of March 31, 2024 and December 31, 2023.

The Company had reserved shares of common stock for issuance in connection with the following:

	March 31, 2024	December 31, 2023
Options outstanding under incentive award plans	10,964,422	8,349,922
Unvested restricted stock units with service conditions	923,693	365,892
Unvested restricted stock units with market conditions	150,000	—
Shares available for future grant under incentive award plans	2,320,147	1,005,587
Shares available for future grant under employee stock purchase plans	701,671	701,671
Shares available for future grant under employment inducement award plans	1,808,000	3,291,000
Pre-funded warrants	9,751,500	9,751,500
Total shares reserved	26,619,433	23,465,572

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. Through March 31, 2024, no cash dividends have been declared or paid by the Company.

Stock-Based Compensation Plans

The Company has three stock-based compensation plans, the 2017 Incentive Award Plan (the “2017 Plan”), the 2021 Incentive Award Plan (the “2021 Plan”) and the 2022 Employment Inducement Award Plan (the “2022 Inducement Plan”). Although awards made under the 2017 Plan continue to be governed by its terms, the 2017 Plan was terminated at the time of the Company’s IPO and no further awards are made under this plan. The 2021 Plan, while effective, authorizes the granting of equity awards to employees and directors of the Company, as well as non-employee consultants. The 2022 Inducement Plan authorizes the granting of equity awards to newly hired employees of the Company.

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 3,228,835 shares effective as of January 1, 2024. As of March 31, 2024, 2,320,147 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 645,767 shares effective as of January 1, 2024. As of March 31, 2024, 701,671 shares of the Company’s common stock were available for future grants under the 2021 ESPP.

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

As of March 31, 2024, there was $0.9 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.38 years as of March 31, 2024. There were no shares purchased by employees under the 2021 ESPP during the three months ended March 31, 2024 and 2023.

2022 Employment Inducement Award Plan

In September 2022, the Company's compensation committee approved the 2022 Employment Inducement Award Plan (the "2022 Inducement Plan"), which authorized 1,400,000 shares of common stock to be issued and permitted the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards to newly hired employees and officers. In September 2023, the Company approved an amendment to the 2022 Inducement Plan which increased the number of authorized shares reserved for issuance by 3,113,250 shares. As of March 31, 2024, 1,808,000 shares of the Company's common stock were available for future grants under the 2022 Inducement Plan.

Pre-Funded Warrants

In August 2022, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of March 31, 2024, 4,878,500 pre-funded warrants have been exercised.

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

The following table summarizes the stock option activity for all stock plans during the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	8,349,922	$9.04	6.82	$2,225
Granted	2,614,500	6.75
Outstanding as of March 31, 2024	10,964,422	$8.49	7.36	$3,133
Exercisable, March 31, 2024	5,149,787	$8.72	5.19	$1,673
Vested and expected to vest, March 31, 2024	10,964,422	$8.49	7.36	$3,133

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of March 31, 2024, there was $30.9 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 2.94 years.

Restricted Stock Units with Service Conditions

Restricted stock units (RSUs) with service conditions granted to employees under the plans generally vest over four years. The number of shares issued on the date the RSUs vest is net of the minimum statutory tax withholdings, which are paid in cash to the appropriate taxing authorities on behalf of the Company’s employees. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

The following table summarizes the RSUs with service conditions activity for all stock plans during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2023	365,892	$8.79
Granted	632,775	6.16
Vested	(74,974)	9.66
Unvested restricted stock units as of March 31, 2024	923,693	$6.91

As of March 31, 2024, there was $5.9 million of unrecognized stock-based compensation expense related to RSUs with service conditions which is estimated to be recognized over a period of 3.30 years.

Restricted Stock Units with Market Conditions

In March 2024, the Company granted 150,000 RSUs with market conditions, which are subject to the achievement of certain escalating stock price thresholds established by the Company's compensation committee of the board of directors. The RSUs with market conditions vest in equal installments upon the achievement of escalating stock price thresholds of $15.00 and $20.00, respectively, calculated based on the average price per share of the Company’s common stock for a period of 30 consecutive trading days equaling or exceeding the applicable price threshold, with vesting occurring as of the last day of the 30 consecutive trading day period. The escalating stock price thresholds can be met any time after the first anniversary of employment of the recipient but prior to the fourth anniversary of the date of grant.

The Company estimated the fair value of RSUs with market conditions granted using a Monte Carlo simulation model with the following assumptions:

Three Months Ended March 31, 2024
Expected volatility	78.45%
Risk-free interest rate	4.27%
Fair value of underlying common stock	$7.31
Weighted average grant-date fair value per share	$5.39

As of March 31, 2024, none of the escalating stock price thresholds had been met for any of the RSUs with market conditions, resulting in no shares vested.

As of March 31, 2024, there was $0.8 million of unrecognized stock-based compensation expense related to RSUs with market conditions which is estimated to be recognized over a period of 1.55 years.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s employee stock purchase plan using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Three Months Ended March 31,
	2024	2023
Stock Option Plans
Expected term (years)	6.08	6.08
Expected volatility	78.46%	73.44%
Risk-free interest rate	4.14%	3.49%
Fair value of underlying common stock	$6.75	$9.07
Weighted average grant-date fair value per share	$4.78	$6.10

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development expense	$2,088	$1,348
General and administrative expense	1,940	2,590
Total stock-based compensation expense	$4,028	$3,938

6. Assignment, License and Collaboration Agreements

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

In June 2019, the Company paid Vintagence an upfront payment of $0.7 million. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of March 31, 2024, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s IND filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has not recognized any research and development expense during the three months ended March 31, 2024 and 2023 related to this agreement.

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

In November 2021, Hansoh exercised its option and was granted an exclusive, royalty-bearing license, with the right to sublicense to exploit licensed compound and licensed products in the Field and in the Territory. In connection with Hansoh’s exercise of its option, the Company recognized $1.0 million in license fee revenue within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. In addition, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of March 31, 2024, no milestones have been met and future payments are all constrained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 14, 2024. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31 each year.

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

TERN-701 is our proprietary, oral, potent, allosteric BCR-ABL inhibitor. Allosteric BCR-ABL inhibitors are a novel class of therapy for chronic myeloid leukemia (CML) that has demonstrated superior efficacy and safety compared to traditional active-site tyrosine kinase inhibitors (TKIs). In April 2024, we announced that in a Phase 1 healthy volunteer study, pharmacokinetic (PK) data showed no clinically significant difference in exposure between fed and fasted dosing. The ability to dose without regard to food represents a key potential differentiator within the allosteric BCR-ABL inhibitor class. Across the dose ranges administered to date (20 mg to 160 mg), TERN-701 PK was linear with a median half-life ranging from 8 to 12 hours. At the 80 mg and 160 mg doses, TERN-701 exposures over 24 hours met or exceeded the predicted efficacious concentrations based on preclinical data, consistent with observed clinical activity and safety at these doses in the ongoing clinical trial conducted by our partner, Hansoh Pharmaceuticals. Additionally, the PK profile of TERN-701 in Western participants was generally consistent with that observed in the Phase 1 clinical study in Chinese CML patients. Our global Phase 1 trial, the CARDINAL trial, is ongoing and is expected to include sites from the United States, Europe and other countries. We expect interim data from initial cohorts in the CARDINAL trial during the second half of 2024. TERN-701 received Orphan Drug Designation for the treatment of CML in March 2024.

TERN-601 is our small-molecule GLP-1 receptor agonist program that is intended to be orally administered for obesity and other metabolic diseases. We initiated a first-in-human, Phase 1 trial of TERN-601 for obesity in the fourth quarter of 2023. The multiple ascending dose (MAD) portion of the Phase 1 study is underway, testing once-daily administration of TERN-601. Preliminary safety findings from the ongoing, blinded Phase 1 SAD/MAD study have been unremarkable to date with no observations of liver enzyme elevations, drug induced liver injury or discontinuations due to treatment-related adverse events. We expect to report top-line 28-day weight loss data in the second half of 2024.

TERN-501 is our thyroid hormone receptor beta (THR-β) agonist for metabolic dysfunction-associated steatohepatitis (MASH) for which we announced positive top-line data from the Phase 2a DUET trial in August 2023. We have decided to limit spend in MASH given the current regulatory and clinical development requirements for the indication. We continue to evaluate opportunities for TERN-501 in metabolic diseases. Based on non-clinical studies, THR-β is an orthogonal mechanism to GLP-1, potentially providing broader metabolic and liver benefits in addition to increased weight loss. Non-clinical data suggests that TERN-501 may augment the weight loss effects of a GLP-1 receptor agonist, as demonstrated in a diet-induced obese mouse model.

The TERN-800 series is our ongoing discovery efforts to discover small molecule GIPR modulators for obesity, which we believe has the potential for combination with a GLP-1 receptor agonist, such as TERN-601. We are prioritizing our discovery efforts towards nominating a GIPR antagonist development candidate based on in-house discoveries and growing scientific rationale supporting the potential of GLP-1 receptor agonist and GIPR antagonist combinations for obesity.

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Results of operations

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Results of operations
Operating expenses:
Research and development	$18,587	$17,056	$1,531
General and administrative	6,859	7,101	(242)
Total operating expenses	25,446	24,157	1,289
Loss from operations	(25,446)	(24,157)	(1,289)
Other income:
Interest income	3,182	2,693	489
Other expense, net	(12)	(4)	(8)
Total other income, net	3,170	2,689	481
Loss before income taxes	(22,276)	(21,468)	(808)
Income tax expense	(97)	(60)	(37)
Net loss	$(22,373)	$(21,528)	$(845)

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

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Research and development expenses
External expenses by program:
TERN-701	$3,454	$649	$2,805
TERN-601	4,137	1,699	2,438
TERN-501	273	8,943	(8,670)
Other programs	3,489	1,252	2,237
Total external expenses	11,353	12,543	(1,190)
Unallocated internal expenses:
Personnel-related expenses	6,886	4,258	2,628
Other expenses	348	255	93
Total research and development expenses	$18,587	$17,056	$1,531

The increase in research and development expenses for the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to a $2.6 million increase in personnel-related expenses due to higher headcount partially offset by a $1.2 million decrease in clinical and preclinical program expenses.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, accounting and tax services.

The decrease in general and administrative expenses for the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to a $0.2 million decrease in expenses related to insurance costs.

Interest income

Interest income primarily consists of interest income on our cash equivalents and marketable securities.

Interest income for the three months ended March 31, 2024 was $3.2 million, compared to $2.7 million for the same period in 2023. The increase in interest income was primarily due to an increase in interest rates.

Other expense, net

Other expense, net for the three months ended March 31, 2024 and 2023 was less than $0.1 million.

Income tax expense

Income tax expense for the three months ended March 31, 2024 and 2023 was less than $0.1 million.

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

Sources of liquidity

We have primarily funded our operations through proceeds from the sale of shares of our common stock. We have devoted substantially all of our resources to research and development activities, organizing and staffing our company, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of March 31, 2024, we had an accumulated deficit of approximately $355.0 million and cash, cash equivalents and marketable securities of $240.7 million. For the three months ended March 31, 2024, we had a net loss of approximately $22.4 million and negative cash flows from operations of approximately $22.8 million.

In March 2022, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen), as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC), which became effective in March 2022. As of March 31, 2024, there were 9,781,673 shares of our common stock sold for aggregate net proceeds of $66.6 million after deducting commissions and offering expenses pursuant to this agreement.

In May 2023, we entered into a Sales Agreement with Cowen, as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. There were no sales of our common stock pursuant to this agreement through March 31, 2024.

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

Cash flows

Operating activities

Net cash used in operating activities during the three months ended March 31, 2024 was $22.8 million and consisted primarily of our net loss of $22.4 million, a $4.4 million decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as a non-cash adjustment of $0.4 million due to net accretion on marketable securities. This was partially offset by non-cash adjustments of $4.0 million of stock-based compensation, $0.2 million in amortization of operating lease assets and $0.1 million of depreciation.

Net cash used in operating activities during the three months ended March 31, 2023 was $14.4 million and consisted primarily of our net loss of $21.5 million as well as a non-cash adjustment of $0.8 million due to net accretion on marketable securities. This was partially offset by non-cash adjustments of $3.9 million of stock-based compensation, a $3.8 million increase from changes in operating assets and liabilities, $0.1 million of depreciation and $0.1 million in amortization of operating lease assets.

Investing activities

Net cash provided by investing activities during the three months ended March 31, 2024 was $8.0 million and consisted primarily of proceeds from the sale and maturity of investments of $58.6 million partially offset by $50.6 million in purchases of investments.

Net cash provided by investing activities during the three months ended March 31, 2023 was $27.9 million and consisted primarily of proceeds from the sale and maturity of investments of $51.8 million partially offset by $23.9 million in purchases of investments.

Financing activities

There were no financing activities during the three months ended March 31, 2024.

Net cash provided by financing activities during the three months ended March 31, 2023 was $27.6 million and consisted primarily of $27.9 million in proceeds from the issuance of common stock in an at-the-market offering partially offset by $0.3 million in payments of deferred offering costs.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and use of estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

We are subject to several recently issued accounting pronouncements. Note 1 – Nature of the Business, Basis of Presentation, and Summary of Significant Accounting Policies – Recent Accounting Pronouncements which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the information provided under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" which is included and described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2024, management, with the supervision and participation of our chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and the chief financial officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended March 31, 2024 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2024, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Executive Leadership Transition

On May 7, 2024 (the “Transition Date”), we, Terns, Inc., our wholly-owned subsidiary (the “Subsidiary”), and Erin Quirk entered into a letter agreement related to executive transition, separation and release of claims providing for Dr. Quirk’s resignation as our President and Head of Research & Development and from any other officer positions for us or the Subsidiary (the “Separation Agreement”). Dr. Quirk’s resignation is effective as of the Transition Date. The Separation Agreement provides for Dr. Quirk’s continued employment as a non-officer employee, effective as of the Transition Date and until June 3, 2024 (the “Separation Date”). During the period between the Transition Date and the Separation Date, Dr. Quirk will attend to the transition of her job duties in cooperation with us.

Pursuant to the Separation Agreement, Dr. Quirk is entitled to receive severance in the amount of $184,333, less applicable payroll withholdings, payable in a lump sum following the effective date of the Separation Agreement. Dr. Quirk will also be entitled to receive the balance of her retention bonus as provided in her Amended and Restated Employment Agreement dated as of November 14, 2023 in the amount of $385,250, less applicable payroll withholdings, following the effective date of the Separation Agreement. In addition, we have agreed to make a lump sum payment to Dr. Quirk following the effective date of the Separation Agreement in the amount of $45,126.29, less applicable payroll taxes, to reimburse her for the cost to continue her health insurance (and that of her dependents, based on her enrollment on the Transition Date) for 11 months. Under the Separation Agreement, the vesting of each equity award held by Dr. Quirk will be accelerated as of the Separation Date with respect to the number of shares of our common stock that would have become vested had Dr. Quirk remained employed by us through August 31, 2024. The portion of any unvested equity award that is not subject to accelerated vesting will be cancelled and terminated as of the Separation Date. In addition, the Separation Agreement provides that the time for Dr. Quirk to exercise any equity award in the form of a stock option that is vested as of the Separation Date shall continue to and include November 30, 2024 (but in no event later than the original expiration date of the option). The Separation Agreement contains customary non-disclosure and mutual non-disparagement obligations. The foregoing payments and benefits are made subject to Dr. Quirk’s compliance with the Separation Agreement and the release of claims and applicable restrictive covenants therein. The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation Agreement.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, the directors or officers identified in the below table entered into a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), in each case as defined in Item 408 of Regulation S-K:

Name	Title	Date of Adoption	Nature of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold	Duration
Jill Quigley	Director	March 18, 2024	Sale	Up to 56,520 shares issuable upon exercise of vested stock options(1) plus an indeterminable number of shares issuable upon conversion of vested RSUs(2)	Until December 31, 2025, or such earlier date upon which all transactions are completed or expire without execution
Erin Quirk	President, Head of Research & Development	March 19, 2024	Sale	Up to 137,965 shares issuable upon exercise of vested stock options(3)	Until December 31, 2025, or such earlier date upon which all transactions are completed or expire without execution
Mark Vignola	Chief Financial Officer and Treasurer	March 18, 2024	Sale	Up to 100,000 shares issuable upon exercise of vested stock options(3) plus an indeterminable number of shares issuable upon conversion of vested RSUs(2)	Until December 31, 2025, or such earlier date upon which all transactions are completed or expire without execution
Bryan Yoon	Chief Operating Officer, General Counsel and Secretary	March 18, 2024	Sale	Up to 120,000 shares issuable upon exercise of vested stock options(3) plus an indeterminable number of shares issuable upon conversion of vested RSUs(2)	Until December 31, 2025, or such earlier date upon which all transactions are completed or expire without execution

(1) The number of shares subject to stock options covered by this trading arrangement that will be sold will vary based on the number of shares sold pursuant to Ms. Quigley’s prior trading arrangement, subject to the extent to which vesting conditions are satisfied and the market price of the Company’s common stock at the time of any potential exercise.

(2) The number of shares subject to an RSU grant covered by this trading arrangement that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied and the market price of the Company’s common stock at the time of settlement. This trading arrangement includes the automatic sale of shares that would otherwise be issuable on each settlement date of the RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

(3) The number of shares subject to stock options covered by this trading arrangement that will be sold will vary based on the extent to which vesting conditions are satisfied and the market price of the Company’s common stock at the time of any potential exercise.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/10/2023	3.1

4.1	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.2	Form of Pre-Funded Warrant.	8-K	8/16/2022	4.1

4.3	Amended and Restated Investors' Rights Agreement, dated December 29, 2020, by and among the Registrant and the investors listed therein.	S-1	1/15/2021	10.1

10.1#	Second Amended and Restated Non-Employee Director Compensation Program.				X

10.2#	Employment Agreement by and between the Registrant and Amy Burroughs dated February 7, 2024.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

TERNS PHARMACEUTICALS, INC.

Date: May 13, 2024	By:	/s/Amy Burroughs
Amy Burroughs
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Mark Vignola
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)