Form 10-Q
period 2024-06-30
Terns Pharmaceuticals, Inc.
filed 2024-08-05
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 26, 2024, the registrant had 70,371,911 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$91,496	$79,926
Marketable securities	133,801	183,514
Prepaid expenses and other current assets	4,941	3,992
Total current assets	230,238	267,432
Property and equipment, net	370	506
Operating lease assets	217	523
Other assets	55	56
Total assets	$230,880	$268,517
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,873	$2,515
Accrued expenses and other current liabilities	8,833	8,826
Current portion of operating lease liabilities	249	603
Total current liabilities	10,955	11,944
Taxes payable, non-current	1,244	1,206
Total liabilities	12,199	13,150
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at June 30, 2024 and December 31, 2023; 70,335,636 and 64,576,719 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	596,854	588,008
Accumulated other comprehensive loss	(443)	(19)
Accumulated deficit	(377,737)	(332,628)
Total stockholders’ equity	218,681	255,367
Total liabilities and stockholders’ equity	$230,880	$268,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$18,352	$14,151	$36,939	$31,207
General and administrative	7,185	7,008	14,044	14,109
Total operating expenses	25,537	21,159	50,983	45,316
Loss from operations	(25,537)	(21,159)	(50,983)	(45,316)
Other income:
Interest income	2,876	3,395	6,058	6,088
Other expense, net	(14)	(60)	(26)	(64)
Total other income, net	2,862	3,335	6,032	6,024
Loss before income taxes	(22,675)	(17,824)	(44,951)	(39,292)
Income tax expense	(61)	(72)	(158)	(132)
Net loss	$(22,736)	$(17,896)	$(45,109)	$(39,424)

Net loss per share, basic and diluted	$(0.31)	$(0.25)	$(0.61)	$(0.56)
Weighted average common stock outstanding, basic and diluted	74,459,774	71,364,110	74,429,576	70,575,645

Other comprehensive loss:
Net loss	$(22,736)	$(17,896)	$(45,109)	$(39,424)
Unrealized (loss) gain on available-for-sale securities, net of tax	(115)	(298)	(408)	120
Foreign exchange translation adjustment, net of tax	(7)	(61)	(16)	(73)
Comprehensive loss	$(22,858)	$(18,255)	$(45,533)	$(39,377)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except share data)

Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	64,576,719	$6	$588,008	$(19)	$(332,628)	$255,367
Vesting of restricted stock units with service conditions	74,974	—	—	—	—	—
Stock-based compensation expense	—	—	4,028	—	—	4,028
Unrealized loss on available-for-sale securities	—	—	—	(293)	—	(293)
Foreign exchange translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(22,373)	(22,373)
Balances at March 31, 2024	64,651,693	$6	$592,036	$(321)	$(355,001)	$236,720
Exercise of stock options	4,000	—	12	—	—	12
Issuance of common stock under employee stock purchase plan	87,083	—	387	—	—	387
Issuance of common stock in connection with exercise of pre-funded warrants	5,564,904	1	(1)	—	—	—
Vesting of restricted stock units with service conditions	27,956	—	—	—	—	—
Stock-based compensation expense	—	—	4,420	—	—	4,420
Unrealized loss on available-for-sale securities	—	—	—	(115)	—	(115)
Foreign exchange translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(22,736)	(22,736)
Balances at June 30, 2024	70,335,636	$7	$596,854	$(443)	$(377,737)	$218,681

Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	53,723,171	$5	$520,178	$(822)	$(242,418)	$276,943
Issuance of common stock in at-the-market offering	2,929,922	—	27,924	—	—	27,924
Vesting of restricted stock units with service conditions	16,503	—	—	—	—	—
Stock-based compensation expense	—	—	3,938	—	—	3,938
Unrealized gain on available-for-sale securities	—	—	—	418	—	418
Foreign exchange translation adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(21,528)	(21,528)
Balances at March 31, 2023	56,669,596	$5	$552,040	$(416)	$(263,946)	$287,683
Exercise of stock options	95,176	—	248	—	—	248
Issuance of common stock under employee stock purchase plan	114,739	—	241	—	—	241
Issuance of common stock in connection with exercise of pre-funded warrants	4,174,960	1	(1)	—	—	—
Vesting of restricted stock units with service conditions	10,552	—	—	—	—	—
Stock-based compensation expense	—	—	4,233	—	—	4,233
Unrealized loss on available-for-sale securities	—	—	—	(298)	—	(298)
Foreign exchange translation adjustment	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(17,896)	(17,896)
Balances at June 30, 2023	61,065,023	$6	$556,761	$(775)	$(281,842)	$274,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(45,109)	$(39,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,448	8,171
Depreciation expense	170	148
Accretion on marketable securities	(925)	(1,781)
Change in deferred taxes and uncertain tax positions	68	64
Amortization of operating lease assets	306	291
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(949)	(641)
Accounts payable	(642)	4,171
Accrued expenses and other current liabilities	8	1,951
Operating lease liabilities	(352)	(325)
Net cash used in operating activities	(38,977)	(27,375)
Cash flows from investing activities:
Purchase of property and equipment	(42)	—
Purchase of investments	(50,594)	(206,693)
Proceeds from sales and maturities of investments	100,824	143,787
Net cash provided by (used in) investing activities	50,188	(62,906)
Cash flows from financing activities:
Net proceeds from issuance of common stock in at-the-market offering	—	27,924
Proceeds from stock option exercises	12	248
Payment of deferred offering costs	—	(344)
Proceeds from issuance of common stock under employee stock purchase plan	387	241
Net cash provided by financing activities	399	28,069
Effect of exchange rate changes on cash and cash equivalents	(40)	(104)
Net increase (decrease) in cash and cash equivalents	11,570	(62,316)
Cash and cash equivalents at beginning of period	79,926	143,235
Cash and cash equivalents at end of period	$91,496	$80,919
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$366	$357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of the Business

Terns Pharmaceuticals, Inc. (Terns or the Company) is a clinical-stage biopharmaceutical company developing a portfolio of small-molecule product candidates to address serious diseases including oncology and obesity.

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future periods.

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

At-the-Market Offering

In March 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC), which became effective in March 2022. As of June 30, 2024, there were 9,781,673 shares of our common stock sold for aggregate net proceeds of $66.6 million after deducting commissions and offering expenses pursuant to this agreement. There were no sales of the Company's common stock pursuant to this agreement during the six months ended June 30, 2024.

In May 2023, the Company entered into a Sales Agreement with Cowen as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. There were no sales of the Company's common stock pursuant to this agreement through June 30, 2024.

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

Operating lease ROU assets and liabilities are recognized on the balance sheet at the lease commencement date based on the present value of the future minimum lease payments over the lease term. In determining the net present value of the lease payments, the Company uses its incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Any lease incentives received are deferred and recorded as a reduction of the ROU asset and amortized over the term of the lease. The Company does not separate lease and non-lease components and instead treats them as a single component. Rent expense, comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

The Company elected to not apply the recognition requirements of the new leasing standard to short-term leases with terms of 12 months or less. As a result, leases with a term of 12 months or less are not recognized on the balance sheet.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs, including fees paid to consultants and contract research organizations (CROs) in connection with nonclinical studies and clinical trials and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	June 30, 2024	December 31, 2023
Research and development costs	$3,229	$2,010
Compensation and benefit costs	3,108	5,683
Accrued professional fees	2,176	855
Other	320	278
Total accrued expenses and other current liabilities	$8,833	$8,826

Executive Leadership Transition

In August 2023, the Company and Senthil Sundaram, former chief executive officer, entered into a separation agreement. Pursuant to the separation agreement, Mr. Sundaram was entitled to receive severance in the amount of $0.6 million and 100% of his annual target discretionary bonus for 2023 in the amount of $0.3 million. During the year ended December 31, 2023, the Company recorded an accrued liability and recognized expense of $0.9 million related to the departure of the former chief executive officer. As of June 30, 2024, the ending accrued liability was $0.3 million and is presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. The vesting of each equity award held by Mr. Sundaram was fully accelerated as of December 31, 2023. As a result of the change in service period for all outstanding unvested option grants to the Company’s former chief executive officer in August 2023, the Company recognized $10.5 million in stock-based compensation expense during the year ended December 31, 2023. The expense was recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In August 2023, Bryan Yoon, chief operating officer and general counsel, and Mark Vignola, Ph.D., chief financial officer, received retention awards payable in cash in the aggregate amount of $0.5 million for Mr. Yoon and $0.7 million for Dr. Vignola. Each retention award is payable in two installments of 33% of the award on February 1, 2024 and 67% of the award on August 1, 2024, subject to the applicable officer’s continued employment with the Company through such date. Expense is recognized on a straight-line basis over the requisite service period. During the six months ended June 30, 2024, the Company recorded an accrued liability and recognized expense of $0.5 million related to the retention awards. These accruals are presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In July 2024, Dr. Vignola entered into a transition agreement with the Company. The transition agreement provides for Dr. Vignola’s continued service as chief financial officer for a transition period until the date of his separation from employment, anticipated to be February 1, 2025. Pursuant to the transition agreement, Dr. Vignola is entitled to receive severance in the amount of $0.5 million, equivalent to 12 months of his annual base salary, the remaining unpaid portion of his retention award of $0.5 million, his target annual bonus for 2024 of $0.2 million and, as applicable based on the separation date, a pro rata portion of his target annual bonus for 2025, and the time to exercise any outstanding equity award that is vested as of the separation date shall continue to the end of the 12th month following the separation date. In addition, the Company has agreed to pay Dr. Vignola an additional retention bonus in the amount of $0.5 million, provided Dr. Vignola remains employed until February 1, 2025, with such additional retention bonus being payable in a pro rata amount under certain conditions per the transition agreement.

In July 2024, Mr. Yoon entered into a separation agreement with the Company. The separation agreement provides for Mr. Yoon’s continued service as chief operating officer and special counsel for a transition period until September 3, 2024. Pursuant to the separation agreement, Mr. Yoon is entitled to receive severance in the amount of $0.5 million, equivalent to 12 months of his annual base salary, the remaining unpaid portion of his retention award of $0.3 million, a pro rata portion of his target annual bonus for 2024 of $0.1 million, and the time for Mr. Yoon to exercise any outstanding equity award that is vested as of the separation date shall continue to April 30, 2025.

In November 2023, Erin Quirk, M.D., former president and head of research & development, received a retention award payable in cash in the aggregate amount of $0.6 million and a recognition bonus in the aggregate amount of $0.1 million. The retention award is payable in two installments of 33% of the award on February 1, 2024, and 67% of the award on August 1, 2024, and the recognition bonus was payable on January 1, 2024, subject to Dr. Quirk's continued employment with the Company through such date. Expense is recognized on a straight-line basis over the requisite service period. On May 7, 2024, Dr. Quirk entered into a separation agreement with the Company. Pursuant to the separation agreement, Dr. Quirk was entitled to receive severance in the amount of $0.2 million and the remaining unpaid portion of her recognition bonus of $0.4 million. As of June 30, 2024, there was no ending accrued liability as all balances have been paid. As of June 30, 2024, the vesting of each equity award held by Dr. Quirk was accelerated with respect to the number of shares of common stock that would have become vested had Dr. Quirk remained employed at the Company through August 31, 2024, and the time for Dr. Quirk to exercise any vested stock options shall continue up to November 30, 2024. As a result of the change in terms for these option grants to Dr. Quirk, in May 2024, the Company recognized $0.4 million in stock-based compensation expense during the six months ended June 30, 2024. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under Research and development.

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

The Company recorded income tax expense for the three months ended June 30, 2024 and 2023 of less than $0.1 million. The Company recorded income tax expense for the six months ended June 30, 2024 and 2023 of $0.2 million and $0.1 million, respectively. The expenses are primarily related to foreign income tax expenses from China.

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

Net Loss Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing the net income (loss) per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of June 30, 2024 included pre-funded warrants, as the warrants were issued for minimal consideration and were immediately exercisable.

Diluted net income (loss) per share of common stock is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share of common stock is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potentially dilutive shares.

The Company reported a net loss for the three and six months ended June 30, 2024 and 2023. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2024	2023
Options to purchase common stock	11,366,749	8,450,168
Unvested restricted stock units with service conditions	782,737	372,301
Unvested restricted stock units with market conditions	150,000	—
Shares issuable under employee stock purchase plan	13,589	9,193
Total	12,313,075	8,831,662

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

2. Cash Equivalents and Marketable Securities

The amortized cost and fair value of cash equivalents and marketable securities by major security type is as follows:

	June 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$77,491	$—	$—	$77,491
U.S. government securities	134,052	3	(254)	133,801
Total	$211,543	$3	$(254)	$211,292

Classified as:
Cash equivalents				$77,491
Marketable securities				133,801
Total				$211,292

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$33,788	$—	$—	$33,788
U.S. government securities	183,357	219	(62)	183,514
Total	$217,145	$219	$(62)	$217,302

Classified as:
Cash equivalents				$33,788
Marketable securities				183,514
Total				$217,302

The aggregate fair value of the Company’s available-for-sale marketable securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	June 30, 2024
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$115,214	$(211)	$14,073	$(43)	$129,287	$(254)
Total	$115,214	$(211)	$14,073	$(43)	$129,287	$(254)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$80,461	$(62)	$—	$—	$80,461	$(62)
Total	$80,461	$(62)	$—	$—	$80,461	$(62)

At June 30, 2024, the Company had 30 available-for-sale marketable securities in an unrealized loss position without an allowance for credit losses. The Company does not intend to sell these securities and the Company believes it is more likely than not that marketable securities in an unrealized loss position will be held until maturity and that the Company will not be required to sell these securities before recovery of their amortized cost basis. The Company believes that an allowance for credit losses is unnecessary as the securities are of high credit quality and the decline in fair value is due to market conditions and/or changes in interest rates.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$14,005	$—	$—	$14,005
Money market funds	77,491	—	—	77,491
Total cash and cash equivalents	$91,496	$—	$—	$91,496
Marketable securities
U.S. government securities	$—	$133,801	$—	$133,801
Total marketable securities	$—	$133,801	$—	$133,801

	Fair Value at December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$46,138	$—	$—	$46,138
Money market funds	33,788	—	—	33,788
Total cash and equivalents	$79,926	$—	$—	$79,926
Marketable securities
U.S. government securities	$—	$183,514	$—	$183,514
Total marketable securities	$—	$183,514	$—	$183,514

The aggregate amortized cost and fair value of marketable securities as of June 30, 2024, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$109,760	$109,593
Due after one year through two years	24,292	24,208
Total marketable securities	$134,052	$133,801

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

4. Leases

In March 2019, the Company entered into a lease agreement for office space in Foster City, California which expires October 2024. Additionally, the Company leases office space in Shanghai and Suzhou, China.

Components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$162	$163	$323	$322
Short-term cost	3	5	7	8
Total lease cost	$165	$168	$330	$330

Weighted-average remaining lease term				0.34
Weighted-average discount rate				6.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2024	$252
2025 and thereafter	—
Total lease payments	252
Less: Imputed interest	(3)
Present value of lease liabilities	249
Less: Current portion of lease liabilities	(249)
Total lease liabilities, non-current	$—

On July 1, 2024, the Company amended the lease agreement for the office space in Foster City, California to extend for three years commencing as of November 1, 2024, and expiring on October 31, 2027. The Company has the option to extend the amended lease agreement for an additional three years. The other terms of the amendment are substantially the same as the original lease agreement and annual lease payments will be approximately $0.5 million.

5. Common Stock and Stock-Based Compensation

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001. There were no shares of preferred stock outstanding as of June 30, 2024 and December 31, 2023.

The Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2024	December 31, 2023
Options outstanding under incentive award plans	11,366,749	8,349,922
Unvested restricted stock units with service conditions	782,737	365,892
Unvested restricted stock units with market conditions	150,000	—
Shares available for future grant under incentive award plans	2,876,986	1,005,587
Shares available for future grant under employee stock purchase plans	614,588	701,671
Shares available for future grant under employment inducement award plans	957,834	3,291,000
Pre-funded warrants	4,186,500	9,751,500
Total shares reserved	20,935,394	23,465,572

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. Through June 30, 2024, no cash dividends have been declared or paid by the Company.

Stock-Based Compensation Plans

The Company has three stock-based compensation plans, the 2017 Incentive Award Plan (the 2017 Plan), the 2021 Incentive Award Plan (the 2021 Plan) and the 2022 Employment Inducement Award Plan (the 2022 Inducement Plan). Although awards made under the 2017 Plan continue to be governed by its terms, the 2017 Plan was terminated at the time of the Company’s IPO and no further awards are made under this plan. The 2021 Plan, while effective, authorizes the granting of equity awards to employees and directors of the Company, as well as non-employee consultants. The 2022 Inducement Plan authorizes the granting of equity awards to newly hired employees of the Company.

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 3,228,835 shares effective as of January 1, 2024. As of June 30, 2024, 2,876,986 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 645,767 shares effective as of January 1, 2024. As of June 30, 2024, 614,588 shares of the Company’s common stock were available for future grants under the 2021 ESPP.

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

As of June 30, 2024, there was $0.7 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.34 years as of June 30, 2024. There were 87,083 and 114,739 shares purchased by employees under the 2021 ESPP during the six months ended June 30, 2024 and 2023, respectively.

2022 Employment Inducement Award Plan

In September 2022, the Company's compensation committee approved the 2022 Inducement Plan which authorized 1,400,000 shares of common stock to be issued and permitted the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards to newly hired employees and officers. In September 2023, the Company approved an amendment to the 2022 Inducement Plan which increased the number of authorized shares reserved for issuance by 3,113,250 shares. As of June 30, 2024, 957,834 shares of the Company's common stock were available for future grants under the 2022 Inducement Plan.

Pre-Funded Warrants

In August 2022, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of June 30, 2024, 10,443,500 pre-funded warrants have been exercised.

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

The following table summarizes the stock option activity for all stock plans during the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	8,349,922	$9.04	6.82	$2,225
Granted	3,824,500	6.50
Exercised	(4,000)	3.00		15
Forfeited	(803,673)	8.67
Outstanding as of June 30, 2024	11,366,749	$8.21	6.79	$4,425
Exercisable, June 30, 2024	5,738,075	$8.96	4.39	$1,909
Vested and expected to vest, June 30, 2024	11,366,749	$8.21	6.79	$4,425

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of June 30, 2024, there was $27.3 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 2.95 years.

Restricted Stock Units with Service Conditions

RSUs with service conditions granted to employees under the plans generally vest over four years. The number of shares issued on the date the RSUs vest is net of the minimum statutory tax withholdings, which are paid in cash to the appropriate taxing authorities on behalf of the Company’s employees. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

The following table summarizes the RSUs with service conditions activity for all stock plans during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2023	365,892	$8.79
Granted	632,775	6.16
Vested	(102,930)	9.33
Forfeited	(113,000)	6.50
Unvested restricted stock units as of June 30, 2024	782,737	$6.92

As of June 30, 2024, there was $4.7 million of unrecognized stock-based compensation expense related to RSUs with service conditions which is estimated to be recognized over a period of 3.06 years.

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

Six Months Ended June 30, 2024
Expected volatility	78.45%
Risk-free interest rate	4.27%
Fair value of underlying common stock	$7.31
Weighted average grant-date fair value per share	$5.39

As of June 30, 2024, none of the escalating stock price thresholds had been met for any of the RSUs with market conditions, resulting in no shares vested.

As of June 30, 2024, there was $0.6 million of unrecognized stock-based compensation expense related to RSUs with market conditions which is estimated to be recognized over a period of 1.30 years.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s employee stock purchase plan using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Six Months Ended June 30,
	2024	2023
Stock Option Plans
Expected term (years)	6.05	6.05
Expected volatility	77.61%	73.68%
Risk-free interest rate	4.26%	3.53%
Fair value of underlying common stock	$6.50	$9.82
Weighted average grant-date fair value per share	$4.56	$6.61
Employee Stock Purchase Plans
Expected term (years)	1.22	1.26
Expected volatility	83.43%	86.49%
Risk-free interest rate	5.10%	4.85%
Fair value of underlying common stock	$6.01	$11.30
Weighted average grant-date fair value per share	$3.03	$5.82

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development expense	$2,090	$1,576	$4,178	$2,924
General and administrative expense	2,330	2,657	4,270	5,247
Total stock-based compensation expense	$4,420	$4,233	$8,448	$8,171

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

In June 2019, the Company paid Vintagence an upfront payment of $0.7 million. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of June 30, 2024, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s IND filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has not recognized any research and development expense during the three and six months ended June 30, 2024 and 2023 related to this agreement.

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

In November 2021, Hansoh exercised its option and was granted an exclusive, royalty-bearing license, with the right to sublicense to exploit licensed compound and licensed products in the Field and in the Territory. In connection with Hansoh’s exercise of its option, the Company recognized $1.0 million in license fee revenue within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. In addition, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of June 30, 2024, no milestones have been met and future payments are all constrained.

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

TERN-701 is our proprietary, oral, potent, allosteric BCR-ABL inhibitor. Allosteric BCR-ABL inhibitors are a novel class of therapy for chronic myeloid leukemia (CML) that has demonstrated superior efficacy and safety compared to traditional active-site tyrosine kinase inhibitors (TKIs). In April 2024, we announced that in a Phase 1 healthy volunteer study, pharmacokinetic (PK) data showed no clinically significant difference in exposure between fed and fasted dosing. The ability to dose without regard to food represents a key potential differentiator within the allosteric BCR-ABL inhibitor class. Across the dose ranges administered to date (20 mg to 160 mg), TERN-701 PK was linear with a median half-life ranging from 8 to 12 hours. At the 80 mg and 160 mg doses, TERN-701 exposures over 24 hours met or exceeded the predicted efficacious concentrations based on preclinical data, consistent with observed clinical activity and safety at these doses in the ongoing clinical trial conducted by our partner, Hansoh. Additionally, the PK profile of TERN-701 in Western participants was generally consistent with that observed in the Phase 1 clinical study in Chinese CML patients. Enrollment of our global Phase 1 trial, the CARDINAL trial, continues and includes sites from the United States, Europe and other countries.. We expect interim data from initial cohorts in the CARDINAL trial in December 2024. TERN-701 received Orphan Drug Designation for the treatment of CML in March 2024.

TERN-601 is our small-molecule GLP-1 receptor agonist program that is intended to be orally administered for obesity and other metabolic diseases. We initiated a first-in-human, Phase 1 trial of TERN-601 for obesity in the fourth quarter of 2023. The multiple ascending dose (MAD) portion of the Phase 1 study is underway, testing once-daily administration of TERN-601. Preliminary safety findings from the ongoing, blinded Phase 1 SAD/MAD study have been unremarkable to date with no observations of liver enzyme elevations, drug induced liver injury or discontinuations due to treatment-related adverse events. We expect to report top-line 28-day weight loss data in September 2024. The primary endpoints include safety and tolerability assessments, and the secondary and exploratory endpoints include PK and change in body weight over 28 days. Preliminary safety findings continue to be unremarkable to date with no observations of liver enzyme elevations, drug induced liver injury or discontinuations due to treatment-related adverse events. Preparations are underway to allow TERN-601 to rapidly progress to a 12-week, Phase 2a clinical trial for obesity, following supportive data from the Phase 1 trial.

TERN-501 is our thyroid hormone receptor beta (THR-β) agonist initially developed for metabolic dysfunction-associated steatohepatitis (MASH) for which we announced positive top-line data from the Phase 2a DUET trial in August 2023. We have decided to limit spend in MASH given the current regulatory and clinical development requirements for the indication. We continue to evaluate opportunities for TERN-501 in metabolic diseases. Based on non-clinical studies, THR-β is an orthogonal mechanism to GLP-1, potentially providing broader metabolic and liver benefits in addition to increased weight loss. In June 2024, we highlighted preclinical data supporting TERN-501 in combination with a GLP-1R agonist for obesity at the American Diabetes Association 84th Scientific Sessions. TERN-501 significantly improved the efficacy of a GLP-1 receptor agonist in an obese mouse model by normalizing energy expenditure, resulting in greater weight loss, increased fat mass loss and relative preservation of lean mass compared to the GLP-1R agonist alone.

The TERN-800 series is our ongoing discovery efforts to discover small molecule GIPR modulators for obesity, which we believe has the potential for combination with GLP-1 receptor agonists. We are prioritizing our discovery efforts towards nominating a GIPR antagonist development candidate based on in-house discoveries and growing scientific rationale supporting the potential of GLP-1 receptor agonist and GIPR antagonist combinations for obesity.

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Results of operations

The following table summarizes our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Results of operations
Operating expenses:
Research and development	$18,352	$14,151	$4,201	$36,939	$31,207	$5,732
General and administrative	7,185	7,008	177	14,044	14,109	(65)
Total operating expenses	25,537	21,159	4,378	50,983	45,316	5,667
Loss from operations	(25,537)	(21,159)	(4,378)	(50,983)	(45,316)	(5,667)
Other income:
Interest income	2,876	3,395	(519)	6,058	6,088	(30)
Other expense, net	(14)	(60)	46	(26)	(64)	38
Total other income, net	2,862	3,335	(473)	6,032	6,024	8
Loss before income taxes	(22,675)	(17,824)	(4,851)	(44,951)	(39,292)	(5,659)
Income tax expense	(61)	(72)	11	(158)	(132)	(26)
Net loss	$(22,736)	$(17,896)	$(4,840)	$(45,109)	$(39,424)	$(5,685)

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
•
the cost of manufacturing products for use in our preclinical studies and clinical trials, including payments to contract manufacturing organizations (CMOs) and consultants;
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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Research and development expenses
External expenses by program:
TERN-701	$3,114	$993	$2,121	$6,568	$1,642	$4,926
TERN-601	5,121	716	4,405	9,258	2,415	6,843
TERN-501	378	4,835	(4,457)	651	13,778	(13,127)
Other programs	2,364	2,193	171	5,853	3,445	2,408
Total external expenses	10,977	8,737	2,240	22,330	21,280	1,050
Unallocated internal expenses:
Personnel-related expenses	7,082	5,154	1,928	13,968	9,411	4,557
Other expenses	293	260	33	641	516	125
Total research and development expenses	$18,352	$14,151	$4,201	$36,939	$31,207	$5,732

The increase in research and development expenses for the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to a $2.2 million increase in clinical and preclinical program expenses and a $1.9 million increase in personnel-related expenses due to higher headcount.

The increase in research and development expenses for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to a $4.6 million increase in personnel-related expenses due to higher headcount and a $1.1 million increase in clinical and preclinical program expenses.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, accounting and tax services.

The increase in general and administrative expenses for the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to a $0.2 million increase in personnel-related expenses due to higher headcount.

The decrease in general and administrative expenses for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to a $0.2 million decrease in expenses related to insurance costs, partially offset by a $0.1 million increase in personnel-related expenses due to higher headcount.

Interest income

Interest income primarily consists of interest income on our cash equivalents and marketable securities.

Interest income for the three months ended June 30, 2024 was $2.9 million, compared to $3.4 million for the same period in 2023. The decrease in interest income was primarily due to a decrease in marketable securities.

Interest income for the six months ended June 30, 2024 and 2023 was $6.1 million.

Other expense, net

Other expense, net for the three and six months ended June 30, 2024 and 2023 was less than $0.1 million.

Income tax expense

Income tax expense for the three months ended June 30, 2024 and 2023 was less than $0.1 million.

Income tax expense for the six months ended June 30, 2024 was $0.2 million, compared to $0.1 million for the same period in 2023.

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

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of June 30, 2024, we had an accumulated deficit of approximately $377.7 million and cash, cash equivalents and marketable securities of $225.3 million. For the six months ended June 30, 2024, we had a net loss of approximately $45.1 million and negative cash flows from operations of approximately $39.0 million.

In March 2022, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen), as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC), which became effective in March 2022. As of June 30, 2024, there were 9,781,673 shares of our common stock sold for aggregate net proceeds of $66.6 million after deducting commissions and offering expenses pursuant to this agreement.

In May 2023, we entered into a Sales Agreement with Cowen, as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. There were no sales of our common stock pursuant to this agreement through June 30, 2024.

We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2026. We will need substantial additional funding to support our operating activities.

Future funding requirements

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will remain significant for the foreseeable future in connection with conducting additional preclinical studies and clinical trials for our current and future research programs and product candidates, contracting with CROs and CMOs to support preclinical studies and clinical trials, expanding our intellectual property portfolio, and providing general and administrative support for our operations. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources.

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

Cash flows

Operating activities

Net cash used in operating activities during the six months ended June 30, 2024 was $39.0 million and consisted primarily of our net loss of $45.1 million, a $1.9 million decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as a non-cash adjustment of $0.9 million due to net accretion on marketable securities. This was partially offset by non-cash adjustments of $8.4 million of stock-based compensation, $0.3 million in amortization of operating lease assets and $0.2 million of depreciation.

Net cash used in operating activities during six months ended June 30, 2023 was $27.4 million and consisted primarily of our net loss of $39.4 million as well as a non-cash adjustment of $1.8 million net accretion on marketable securities. This was partially offset by a $5.2 million increase from changes in operating assets and liabilities, non-cash adjustments of $8.2 million of stock-based compensation, $0.3 million in amortization of operating lease assets and $0.1 million of depreciation.

Investing activities

Net cash provided by investing activities during the six months ended June 30, 2024 was $50.2 million and consisted primarily of proceeds from the sale and maturity of investments of $100.8 million partially offset by $50.6 million in purchases of investments.

Net cash used in investing activities during the six months ended June 30, 2023 was $62.9 million and consisted primarily of $206.7 million in purchases of investments, partially offset by proceeds from the sale and maturity of investments of $143.8 million.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $0.4 million and consisted primarily of $0.4 million in proceeds from the issuance of common stock under our employee stock purchase plan.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2024, management, with the supervision and participation of our chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and the chief financial officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended June 30, 2024 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2024, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or officers, or the Company, has entered into any new “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or has modified or terminated any such existing arrangements, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/10/2023	3.1

4.1	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.2	Form of Pre-Funded Warrant.	8-K	8/16/2022	4.1

4.3	Amended and Restated Investors' Rights Agreement, dated December 29, 2020, by and among the Registrant and the investors listed therein.	S-1	1/15/2021	10.1

10.1#	Separation Agreement between Terns, Inc. and Erin Quirk dated May 7, 2024.				X

10.2	First Amendment to Office Lease dated July 1, 2024.	8-K	7/3/2024	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

TERNS PHARMACEUTICALS, INC.

Date: August 5, 2024	By:	/s/Amy Burroughs
Amy Burroughs
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2024	By:	/s/ Mark Vignola
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)