Form 10-Q
period 2024-09-30
Terns Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 84,938,855 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$270,136	$79,926
Marketable securities	102,641	183,514
Prepaid expenses and other current assets	3,729	3,992
Total current assets	376,506	267,432
Property and equipment, net	295	506
Operating lease assets	1,376	523
Other assets	56	56
Total assets	$378,233	$268,517
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,787	$2,515
Accrued expenses and other current liabilities	9,353	8,826
Current portion of operating lease liabilities	272	603
Total current liabilities	11,412	11,944
Taxes payable, non-current	1,318	1,206
Operating lease liabilities, non-current	1,033	—
Total liabilities	13,763	13,150
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at September 30, 2024 and December 31, 2023; 84,916,975 and 64,576,719 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	8	6
Additional paid-in capital	763,984	588,008
Accumulated other comprehensive income (loss)	160	(19)
Accumulated deficit	(399,682)	(332,628)
Total stockholders’ equity	364,470	255,367
Total liabilities and stockholders’ equity	$378,233	$268,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$15,169	$14,831	$52,108	$46,038
General and administrative	9,770	18,353	23,814	32,462
Total operating expenses	24,939	33,184	75,922	78,500
Loss from operations	(24,939)	(33,184)	(75,922)	(78,500)
Other income:
Interest income	3,088	3,480	9,146	9,568
Other expense, net	(32)	(5)	(58)	(69)
Total other income, net	3,056	3,475	9,088	9,499
Loss before income taxes	(21,883)	(29,709)	(66,834)	(69,001)
Income tax expense	(62)	(58)	(220)	(190)
Net loss	$(21,945)	$(29,767)	$(67,054)	$(69,191)

Net loss per share, basic and diluted	$(0.28)	$(0.42)	$(0.89)	$(0.98)
Weighted average common stock outstanding, basic and diluted	77,819,658	71,530,180	75,567,851	70,897,320

Other comprehensive loss:
Net loss	$(21,945)	$(29,767)	$(67,054)	$(69,191)
Unrealized gain (loss) on available-for-sale securities, net of tax	586	(33)	178	87
Foreign exchange translation adjustment, net of tax	17	(28)	1	(101)
Comprehensive loss	$(21,342)	$(29,828)	$(66,875)	$(69,205)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except share data)

Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2023	64,576,719	$6	$588,008	$(19)	$(332,628)	$255,367
Vesting of restricted stock units with service conditions	74,974	—	—	—	—	—
Stock-based compensation expense	—	—	4,028	—	—	4,028
Unrealized loss on available-for-sale securities	—	—	—	(293)	—	(293)
Foreign exchange translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(22,373)	(22,373)
Balances at March 31, 2024	64,651,693	$6	$592,036	$(321)	$(355,001)	$236,720
Exercise of stock options	4,000	—	12	—	—	12
Issuance of common stock under employee stock purchase plan	87,083	—	387	—	—	387
Issuance of common stock in connection with exercise of pre-funded warrants	5,564,904	1	(1)	—	—	—
Vesting of restricted stock units with service conditions	27,956	—	—	—	—	—
Stock-based compensation expense	—	—	4,420	—	—	4,420
Unrealized loss on available-for-sale securities	—	—	—	(115)	—	(115)
Foreign exchange translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(22,736)	(22,736)
Balances at June 30, 2024	70,335,636	$7	$596,854	$(443)	$(377,737)	$218,681
Issuance of common stock and pre-funded warrants, net of issuance costs of $394	14,064,048	1	161,917	—	—	161,918
Exercise of stock options	171,081	—	1,055	—	—	1,055
Issuance of common stock in connection with exercise of pre-funded warrants	306,913	—	—	—	—	—
Vesting of restricted stock units with service conditions	39,297	—	—	—	—	—
Stock-based compensation expense	—	—	4,158	—	—	4,158
Unrealized gain on available-for-sale securities	—	—	—	586	—	586
Foreign exchange translation adjustment	—	—	—	17	—	17
Net loss	—	—	—	—	(21,945)	(21,945)
Balances at September 30, 2024	84,916,975	$8	$763,984	$160	$(399,682)	$364,470

Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	53,723,171	$5	$520,178	$(822)	$(242,418)	$276,943
Issuance of common stock in at-the-market offering	2,929,922	—	27,924	—	—	27,924
Vesting of restricted stock units with service conditions	16,503	—	—	—	—	—
Stock-based compensation expense	—	—	3,938	—	—	3,938
Unrealized gain on available-for-sale securities	—	—	—	418	—	418
Foreign exchange translation adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(21,528)	(21,528)
Balances at March 31, 2023	56,669,596	$5	$552,040	$(416)	$(263,946)	$287,683
Exercise of stock options	95,176	—	248	—	—	248
Issuance of common stock under employee stock purchase plan	114,739	—	241	—	—	241
Issuance of common stock in connection with exercise of pre-funded warrants	4,174,960	1	(1)	—	—	—
Vesting of restricted stock units with service conditions	10,552	—	—	—	—	—
Stock-based compensation expense	—	—	4,233	—	—	4,233
Unrealized loss on available-for-sale securities	—	—	—	(298)	—	(298)
Foreign exchange translation adjustment	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	(17,896)	(17,896)
Balances at June 30, 2023	61,065,023	$6	$556,761	$(775)	$(281,842)	$274,150
Exercise of stock options	9,000	—	20	—	—	20
Issuance of common stock in connection with exercise of pre-funded warrants	703,486	—	—	—	—	—
Vesting of restricted stock units with service conditions	7,707	—	—	—	—	—
Stock-based compensation expense	—	—	14,083	—	—	14,083
Unrealized loss on available-for-sale securities	—	—	—	(33)	—	(33)
Foreign exchange translation adjustment	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(29,767)	(29,767)
Balances at September 30, 2023	61,785,216	$6	$570,864	$(836)	$(311,609)	$258,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(67,054)	$(69,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,606	22,254
Depreciation expense	253	220
Net accretion on marketable securities	(929)	(3,530)
Change in deferred taxes and uncertain tax positions	102	96
Amortization of operating lease assets	429	441
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	263	(1,784)
Accounts payable	(782)	1,959
Accrued expenses and other current liabilities	261	1,957
Operating lease liabilities	(581)	(496)
Net cash used in operating activities	(55,432)	(48,074)
Cash flows from investing activities:
Purchase of property and equipment	(42)	(8)
Purchase of investments	(50,594)	(270,763)
Proceeds from sales and maturities of investments	132,574	185,552
Net cash provided by (used in) investing activities	81,938	(85,219)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and pre-funded warrants	162,312	—
Payment of deferred offering costs	(75)	(344)
Net proceeds from issuance of common stock in at-the-market offering	—	27,924
Proceeds from stock option exercises	1,067	268
Proceeds from issuance of common stock under employee stock purchase plan	387	241
Net cash provided by financing activities	163,691	28,089
Effect of exchange rate changes on cash and cash equivalents	13	(138)
Net increase (decrease) in cash and cash equivalents	190,210	(105,342)
Cash and cash equivalents at beginning of period	79,926	143,235
Cash and cash equivalents at end of period	$270,136	$37,893
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$618	$540
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,282	$65
Deferred offering costs included in accounts payable and accrued expense	$319	$—

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

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future periods.

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

At-the-Market Offering

In March 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC), which became effective in March 2022. As of September 30, 2024, there were 9,781,673 shares of our common stock sold for aggregate net proceeds of $66.6 million after deducting commissions and offering expenses pursuant to this agreement. There were no sales of the Company's common stock pursuant to this agreement during the nine months ended September 30, 2024.

In May 2023, the Company entered into a Sales Agreement with Cowen as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. There were no sales of the Company's common stock pursuant to this agreement through September 30, 2024.

September 2024 Financing

In September 2024, the Company issued 14,064,048 shares of its common stock at a public offering price of $10.50 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 2,380,952 shares of common stock at a public offering price of $10.4999 per pre-funded warrant in an underwritten public offering. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.0001 per share exercise price of each such pre-funded warrant. Aggregate net proceeds were $161.9 million after deducting underwriting discounts and commissions and offering expenses.

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $23.4 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. No pre-funded warrants have been exercised as of September 30, 2024.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, the estimates for accruals of research and development expenses, accrual of research contract costs, unrecognized tax benefits, fair value of common stock and stock option valuations. On an ongoing basis, the Company evaluates its estimates and judgments, using historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	September 30, 2024	December 31, 2023
Research and development costs	$2,342	$2,010
Compensation and benefit costs	4,280	5,683
Accrued professional fees	2,254	855
Other	477	278
Total accrued expenses and other current liabilities	$9,353	$8,826

Executive Leadership Transition

In August 2023, Bryan Yoon, former chief operating officer and general counsel, and Mark Vignola, Ph.D., chief financial officer, received retention awards payable in cash in the aggregate amount of $0.5 million for Mr. Yoon and $0.7 million for Dr. Vignola. Each retention award was payable in two installments of 33% of the award on February 1, 2024 and 67% of the award on August 1, 2024, subject to the applicable officer’s continued employment with the Company through such date. Expense was recognized on a straight-line basis over the requisite service period. During the nine months ended September 30, 2024, the Company recognized an expense of $0.7 million related to the retention awards. The retention awards were fully paid as of September 30, 2024. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In July 2024, Mr. Yoon entered into a separation agreement with the Company. The separation agreement provided for Mr. Yoon’s continued service as chief operating officer and special counsel for a transition period until September 3, 2024. Pursuant to the separation agreement, Mr. Yoon is entitled to receive severance in the amount of $0.5 million, equivalent to 12 months of his annual base salary, the remaining unpaid portion of his retention award of $0.3 million and a pro rata portion of his target annual bonus for 2024 of $0.1 million. During the three months ended September 30, 2024, the Company recorded an accrued liability and recognized expense of $0.6 million related to the departure of the former chief operating officer. As of September 30, 2024, the ending accrued liability was $0.7 million and is presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. Additionally, the separation agreement provided that the time for Mr. Yoon to exercise any outstanding equity award that is vested as of the separation date shall continue to April 30, 2025. As a result of the change in terms for these option grants to Mr. Yoon, the Company recognized an additional $0.6 million in stock-based compensation expense during the three months ended September 30, 2024. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In July 2024, Dr. Vignola entered into a transition agreement with the Company. The transition agreement provides for Dr. Vignola’s continued service as chief financial officer for a transition period until the date of his separation from employment, anticipated to be February 1, 2025. Pursuant to the transition agreement, Dr. Vignola is entitled to receive severance in the amount of $0.5 million, equivalent to 12 months of his annual base salary, the remaining unpaid portion of his retention award of $0.5 million, his target annual bonus for 2024 of $0.2 million and, as applicable based on the separation date, a pro rata portion of his target annual bonus for 2025. In addition, the Company has agreed to pay Dr. Vignola an additional retention bonus in the amount of $0.5 million, provided Dr. Vignola remains employed until February 1, 2025, with such additional retention bonus being payable in a pro rata amount under certain conditions per the transition agreement. During the three months ended September 30, 2024, the Company recorded an accrued liability and recognized expense of $0.8 million related to the planned transition of the chief financial officer. As of September 30, 2024, the ending accrued liability was $0.9 million and is presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. Additionally, the transition agreement provided that the time for Dr. Vignola to exercise any outstanding equity award that is vested as of the separation date shall continue to the end of the 12th month following the separation date. As a result of the change in terms for these option grants to Dr. Vignola, the Company recognized an additional $0.4 million in stock-based compensation expense during the three months ended September 30, 2024. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In November 2023, Erin Quirk, M.D., former president and head of research & development, received a retention award payable in cash in the aggregate amount of $0.6 million and a recognition bonus in the aggregate amount of $0.1 million. The retention award was payable in two installments of 33% of the award on February 1, 2024, and 67% of the award on August 1, 2024, and the recognition bonus was payable on January 1, 2024, subject to Dr. Quirk's continued employment with the Company through such date. Expense was recognized on a straight-line basis over the requisite service period. On May 7, 2024, Dr. Quirk entered into a separation agreement with the Company. Pursuant to the separation agreement, Dr. Quirk was entitled to receive severance in the amount of $0.2 million and the remaining unpaid portion of her recognition bonus of $0.4 million. As of June 30, 2024, there was no ending accrued liability as all balances have been paid. As of June 30, 2024, the vesting of each equity award held by Dr. Quirk was accelerated with respect to the number of shares of common stock that would have become vested had Dr. Quirk remained employed at the Company through August 31, 2024, and the time for Dr. Quirk to exercise any vested stock options shall continue up to November 30, 2024. As a result of the change in terms for these option grants to Dr. Quirk, in May 2024, the Company recognized $0.4 million in stock-based compensation expense during the nine months ended September 30, 2024. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under Research and development.

In August 2023, the Company and Senthil Sundaram, former chief executive officer, entered into a separation agreement. Pursuant to the separation agreement, Mr. Sundaram was entitled to receive severance in the amount of $0.6 million and 100% of his annual target discretionary bonus for 2023 in the amount of $0.3 million. During the year ended December 31, 2023, the Company recorded an accrued liability and recognized expense of $0.9 million related to the departure of the former chief executive officer. As of September 30, 2024, the ending accrued liability was $0.1 million and is presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. The vesting of each equity award held by Mr. Sundaram was fully accelerated as of December 31, 2023. As a result of the change in service period for all outstanding unvested option grants to the Company’s former chief executive officer in August 2023, the Company recognized $10.5 million in stock-based compensation expense during the three and nine months ended September 30, 2023. The expense was recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

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

The Company recorded income tax expense for the three months ended September 30, 2024 and 2023 of $0.1 million. The Company recorded income tax expense for the nine months ended September 30, 2024 and 2023 of $0.2 million. The expenses are primarily related to foreign income tax expenses from China.

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

Net Loss Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing the net income (loss) per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of September 30, 2024 included pre-funded warrants, as the warrants were issued for minimal consideration and were immediately exercisable.

Diluted net income (loss) per share of common stock is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share of common stock is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potentially dilutive shares.

The Company reported a net loss for the three and nine months ended September 30, 2024 and 2023. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2024	2023
Options to purchase common stock	10,964,022	8,295,869
Unvested restricted stock units with service conditions	580,104	364,594
Unvested restricted stock units with market conditions	150,000	—
Shares issuable under employee stock purchase plan	50,646	54,900
Total	11,744,772	8,715,363

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which expands segment disclosures by requiring disclosure of significant segment expenses and other segment items, including incremental qualitative disclosures, that are regularly provided to the chief operating decision maker to allocate resources and assess performance and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company’s fiscal year beginning after December 15, 2023 and for interim periods within the Company’s fiscal year beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its financial statements and related disclosures.

2. Cash Equivalents and Marketable Securities

The amortized cost and fair value of cash equivalents and marketable securities by major security type is as follows:

	September 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$148,244	$—	$—	$148,244
U.S. government securities	102,306	337	(2)	102,641
Total	$250,550	$337	$(2)	$250,885

Classified as:
Cash equivalents				$148,244
Marketable securities				102,641
Total				$250,885

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$33,788	$—	$—	$33,788
U.S. government securities	183,357	219	(62)	183,514
Total	$217,145	$219	$(62)	$217,302

Classified as:
Cash equivalents				$33,788
Marketable securities				183,514
Total				$217,302

The aggregate fair value of the Company’s available-for-sale marketable securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	September 30, 2024
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$4,011	$(2)	$4,011	$(2)
Total	$—	$—	$4,011	$(2)	$4,011	$(2)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$80,461	$(62)	$—	$—	$80,461	$(62)
Total	$80,461	$(62)	$—	$—	$80,461	$(62)

At September 30, 2024, the Company had 2 available-for-sale marketable securities in an unrealized loss position without an allowance for credit losses. The Company does not intend to sell these securities and the Company believes it is more likely than not that marketable securities in an unrealized loss position will be held until maturity and that the Company will not be required to sell these securities before recovery of their amortized cost basis. The Company believes that an allowance for credit losses is unnecessary as the securities are of high credit quality and the decline in fair value is due to market conditions and/or changes in interest rates.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$121,892	$—	$—	$121,892
Money market funds	148,244	—	—	148,244
Total cash and cash equivalents	$270,136	$—	$—	$270,136
Marketable securities
U.S. government securities	$—	$102,641	$—	$102,641
Total marketable securities	$—	$102,641	$—	$102,641

	Fair Value at December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$46,138	$—	$—	$46,138
Money market funds	33,788	—	—	33,788
Total cash and equivalents	$79,926	$—	$—	$79,926
Marketable securities
U.S. government securities	$—	$183,514	$—	$183,514
Total marketable securities	$—	$183,514	$—	$183,514

The aggregate amortized cost and fair value of marketable securities as of September 30, 2024, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$102,306	$102,641
Due after one year through two years	—	—
Total marketable securities	$102,306	$102,641

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

4. Leases

In March 2019, the Company entered into a lease agreement for office space in Foster City, California which was set to expire in October 2024. In July 2024, the Company amended the lease agreement to extend for three years commencing as of November 1, 2024, and expiring on October 31, 2027. The Company has the option to extend the amended lease agreement for an additional three years. The other terms of the amendment are substantially the same as the original lease agreement and annual lease payments are approximately $0.5 million. Additionally, the Company leases office space in Shanghai and Suzhou, China.

Components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$143	$160	$466	$482
Short-term cost	5	4	12	12
Total lease cost	$148	$164	$478	$494

Weighted-average remaining lease term				3.00
Weighted-average discount rate				9.99%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2024	$11
2025	525
2026	545
2027	465
2028 and thereafter	—
Total lease payments	1,546
Less: Imputed interest	(241)
Present value of lease liabilities	1,305
Less: Current portion of lease liabilities	(272)
Total lease liabilities, non-current	$1,033

5. Common Stock and Stock-Based Compensation

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001. There were no shares of preferred stock outstanding as of September 30, 2024 and December 31, 2023.

The Company had reserved shares of common stock for issuance in connection with the following:

	September 30, 2024	December 31, 2023
Options outstanding under incentive award plans	10,964,022	8,349,922
Unvested restricted stock units with service conditions	580,104	365,892
Unvested restricted stock units with market conditions	150,000	—
Shares available for future grant under incentive award plans	3,662,967	1,005,587
Shares available for future grant under employee stock purchase plans	614,588	701,671
Shares available for future grant under employment inducement award plans	2,816,835	3,291,000
Pre-funded warrants	6,260,534	9,751,500
Total shares reserved	25,049,050	23,465,572

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. Through September 30, 2024, no cash dividends have been declared or paid by the Company.

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

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 3,228,835 shares effective as of January 1, 2024. As of September 30, 2024, 3,662,967 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 645,767 shares effective as of January 1, 2024. As of September 30, 2024, 614,588 shares of the Company’s common stock were available for future grants under the 2021 ESPP.

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

As of September 30, 2024, there was $0.5 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.13 years as of September 30, 2024. There were 87,083 and 114,739 shares purchased by employees under the 2021 ESPP during the nine months ended September 30, 2024 and 2023, respectively.

2022 Employment Inducement Award Plan

In September 2022, the Company's compensation committee approved the 2022 Inducement Plan which authorized 1,400,000 shares of common stock to be issued and permitted the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards to newly hired employees and officers. In August 2024 and September 2023, the Company approved amendments to the 2022 Inducement Plan which increased the number of authorized shares reserved for issuance by 2,250,000 and 3,113,250 shares, respectively. As of September 30, 2024, 2,816,835 shares of the Company's common stock were available for future grants under the 2022 Inducement Plan.

Pre-Funded Warrants

In September 2024, the Company sold pre-funded warrants to purchase 2,380,952 shares of common stock at a price of $10.4999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock sold in the same offering, minus the $0.0001 per share exercise price of such pre-funded warrant. As of September 30, 2024, no pre-funded warrants have been exercised.

In August 2022, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of September 30, 2024, 10,750,418 pre-funded warrants have been exercised.

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

The following table summarizes the stock option activity for all stock plans during the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	8,349,922	$9.04	6.82	$2,225
Granted	4,389,813	6.72
Exercised	(175,081)	6.09		673
Forfeited	(1,600,632)	8.54
Outstanding as of September 30, 2024	10,964,022	$8.23	6.31	$10,640
Exercisable, September 30, 2024	5,777,098	$8.98	3.68	$3,750
Vested and expected to vest, September 30, 2024	10,964,022	$8.23	6.31	$10,640

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of September 30, 2024, there was $23.7 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 2.97 years.

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

The following table summarizes the RSUs with service conditions activity for all stock plans during the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock units as of December 31, 2023	365,892	$8.79
Granted	635,650	6.16
Vested	(142,227)	8.58
Forfeited	(279,211)	6.36
Unvested restricted stock units as of September 30, 2024	580,104	$7.13

As of September 30, 2024, there was $3.5 million of unrecognized stock-based compensation expense related to RSUs with service conditions which is estimated to be recognized over a period of 2.81 years.

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

Nine Months Ended September 30, 2024
Expected volatility	78.45%
Risk-free interest rate	4.27%
Fair value of underlying common stock	$7.31
Weighted average grant-date fair value per share	$5.39

As of September 30, 2024, none of the escalating stock price thresholds had been met for any of the RSUs with market conditions, resulting in no shares vested.

As of September 30, 2024, there was $0.5 million of unrecognized stock-based compensation expense related to RSUs with market conditions which is estimated to be recognized over a period of 1.05 years.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s employee stock purchase plan using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Nine Months Ended September 30,
	2024	2023
Stock Option Plans
Expected term (years)	6.04	6.05
Expected volatility	77.15%	73.79%
Risk-free interest rate	4.23%	3.58%
Fair value of underlying common stock	$6.72	$9.68
Weighted average grant-date fair value per share	$4.69	$6.53
Employee Stock Purchase Plans
Expected term (years)	1.22	1.26
Expected volatility	83.43%	86.49%
Risk-free interest rate	5.10%	4.85%
Fair value of underlying common stock	$6.01	$11.30
Weighted average grant-date fair value per share	$3.03	$5.82

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development expense	$1,266	$1,400	$5,444	$4,324
General and administrative expense	2,892	12,683	7,162	17,930
Total stock-based compensation expense	$4,158	$14,083	$12,606	$22,254

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

In June 2019, the Company paid Vintagence an upfront payment of $0.7 million. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of September 30, 2024, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s IND filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has not recognized any research and development expense during the three and nine months ended September 30, 2024 and 2023 related to this agreement.

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

In November 2021, Hansoh exercised its option and was granted an exclusive, royalty-bearing license, with the right to sublicense to exploit licensed compound and licensed products in the Field and in the Territory. In connection with Hansoh’s exercise of its option, the Company recognized $1.0 million in license fee revenue within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. In addition, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of September 30, 2024, no milestones have been met and future payments are all constrained.

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

TERN-701 is our proprietary, oral, potent, allosteric BCR-ABL inhibitor. Allosteric BCR-ABL inhibitors are a novel class of therapy for chronic myeloid leukemia (CML) that has demonstrated superior efficacy and safety compared to traditional active-site tyrosine kinase inhibitors (TKIs). In April 2024, we announced that in a Phase 1 healthy volunteer study, pharmacokinetic (PK) data showed no clinically significant difference in exposure between fed and fasted dosing. The ability to dose without regard to food represents a key potential differentiator within the allosteric BCR-ABL inhibitor class. Across the dose ranges administered to date (20 mg to 160 mg), TERN-701 PK was linear with a median half-life ranging from 8 to 12 hours. At the 80 mg and 160 mg doses, TERN-701 exposures over 24 hours met or exceeded the predicted efficacious concentrations based on preclinical data, consistent with observed clinical activity and safety at these doses in the ongoing clinical trial conducted by our partner, Hansoh. Additionally, the PK profile of TERN-701 in Western participants was generally consistent with that observed in the Phase 1 clinical study in Chinese CML patients. Enrollment of our global Phase 1 trial, the CARDINAL trial, continues and includes sites from the United States, Europe and other countries. We expect interim data from initial cohorts in the CARDINAL trial in early December 2024. TERN-701 received Orphan Drug Designation for the treatment of CML in March 2024.

TERN-601 is our small-molecule GLP-1 receptor agonist program that is intended to be orally administered for obesity. In September 2024, we announced positive top-line results from our Phase 1 trial of TERN-601. The Phase 1 trial was a randomized, double-blind, placebo-controlled single and multiple-ascending dose (SAD and MAD) trial in healthy adults with obesity or overweight. The primary endpoint of the trial was to evaluate safety and tolerability of TERN-601 administered once-daily (QD) for 28 days. Secondary endpoints included pharmacokinetics, efficacy as measured by body weight loss following 28 days of treatment with TERN-601, and other exploratory markers. The clinical trial results showed TERN-601 was well tolerated and demonstrated dose-dependent, statistically significant placebo-adjusted mean weight loss across all three doses evaluated in the 28-day MAD study, with maximum placebo-adjusted mean weight loss of 4.9% (p<0.0001) at the highest dose of 740 mg QD. Additionally, 67% of participants lost 5% or more of their baseline body weight at the top dose. TERN-601 was well tolerated with no treatment-related dose interruptions, reductions or discontinuations at any dose, despite fast titration to high doses. The majority (>95%) of treatment emergent adverse events (AEs) were mild. All gastrointestinal events were mild to moderate and consistent with the GLP-1R agonist class. Importantly, there were no clinically meaningful changes in liver enzymes, vital signs or electrocardiograms observed. The absence of treatment-related dose interruptions, reductions, or discontinuations with mostly mild AEs, despite aggressive titration to high doses in this 28-day study, indicates potential for further improved tolerability in subsequent studies with slower titration. Terns plans to initiate a Phase 2 clinical trial in early second quarter of 2025 with initial 12-week data expected in the second half of 2025. The trial will begin with a 12-week portion to optimize dose titration and inform subsequent cohorts.

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

Results of operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Results of operations
Operating expenses:
Research and development	$15,169	$14,831	$338	$52,108	$46,038	$6,070
General and administrative	9,770	18,353	(8,583)	23,814	32,462	(8,648)
Total operating expenses	24,939	33,184	(8,245)	75,922	78,500	(2,578)
Loss from operations	(24,939)	(33,184)	8,245	(75,922)	(78,500)	2,578
Other income:
Interest income	3,088	3,480	(392)	9,146	9,568	(422)
Other expense, net	(32)	(5)	(27)	(58)	(69)	11
Total other income, net	3,056	3,475	(419)	9,088	9,499	(411)
Loss before income taxes	(21,883)	(29,709)	7,826	(66,834)	(69,001)	2,167
Income tax expense	(62)	(58)	(4)	(220)	(190)	(30)
Net loss	$(21,945)	$(29,767)	$7,822	$(67,054)	$(69,191)	$2,137

Revenue

To date, we have not generated, and do not expect to generate for the foreseeable future, any revenue from the sale of products. We may generate revenue from pre-specified clinical, regulatory and sales milestones as part of an exclusive option and license agreement for TERN-701 in greater China with Hansoh.

Research and development expenses

Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal expenses incurred in connection with the discovery and development of our product candidates. To date, our research and development expenses have related primarily to discovery efforts, and preclinical and clinical development of our product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Costs for certain activities, such as manufacturing and preclinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

External expenses include:

•
expenses incurred in connection with the discovery and preclinical and clinical development of our product candidates, including those incurred under agreements with third parties, such as consultants and CROs;
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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Research and development expenses
External expenses by program:
TERN-701	$4,202	$1,615	$2,587	$10,770	$3,257	$7,513
TERN-601	3,249	1,585	1,664	12,507	4,000	8,507
TERN-501	129	3,202	(3,073)	780	16,980	(16,200)
Other programs	2,295	2,819	(524)	8,148	6,264	1,884
Total external expenses	9,875	9,221	654	32,205	30,501	1,704
Unallocated internal expenses:
Personnel-related expenses	4,991	5,246	(255)	18,959	14,657	4,302
Other expenses	303	364	(61)	944	880	64
Total research and development expenses	$15,169	$14,831	$338	$52,108	$46,038	$6,070

The increase in research and development expenses for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to a $0.7 million increase in clinical and preclinical program expenses, partially offset by a $0.3 million decrease in personnel-related expenses.

The increase in research and development expenses for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to a $4.3 million increase in personnel-related expenses and a $1.7 million increase in clinical and preclinical program expenses.

General and administrative expenses

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation expense, for personnel in administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, accounting and tax services.

The decrease in general and administrative expenses for the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to a $8.6 million decrease in personnel-related expenses.

The decrease in general and administrative expenses for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to a $8.4 million decrease in personnel-related expenses and a $0.2 million decrease in expenses primarily related to insurance costs.

Interest income

Interest income primarily consists of interest income on our cash equivalents and marketable securities.

Interest income for the three months ended September 30, 2024 was $3.1 million, compared to $3.5 million for the same period in 2023. The decrease in interest income was primarily due to a decrease in marketable securities.

Interest income for the nine months ended September 30, 2024 was $9.1 million, compared to $9.6 million for the same period in 2023. The decrease in interest income was primarily due to a decrease in marketable securities.

Other expense, net

Other expense, net for the three and nine months ended September 30, 2024 and 2023 was less than $0.1 million.

Income tax expense

Income tax expense for the three months ended September 30, 2024 and 2023 was $0.1 million.

Income tax expense for the nine months ended September 30, 2024 and 2023 was $0.2 million.

Liquidity and capital resources

Uses of cash

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028, including key clinical data readouts from our lead programs in CML and obesity. However, we continue to anticipate that our research and development expenses, general and administrative expenses and capital expenditures will remain significant to support our ongoing and planned activities. We expect to continue to incur net operating losses for at least the next several years.

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

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of September 30, 2024, we had an accumulated deficit of approximately $399.7 million and cash, cash equivalents and marketable securities of $372.8 million. For the nine months ended September 30, 2024, we had a net loss of approximately $67.1 million and negative cash flows from operations of approximately $55.4 million.

In March 2022, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen), as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (SEC), which became effective in March 2022. As of September 30, 2024, there were 9,781,673 shares of our common stock sold for aggregate net proceeds of $66.6 million after deducting commissions and offering expenses pursuant to this agreement.

In May 2023, we entered into a Sales Agreement with Cowen, as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. There were no sales of our common stock pursuant to this agreement through September 30, 2024.

In September 2024, we issued 14,064,048 shares of our common stock at a public offering price of $10.50 per share and, to certain investors in lieu of common stock, pre-funded warrants to purchase 2,380,952 shares of common stock at a public offering price of $10.4999 per pre-funded warrant in an underwritten public offering. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. Aggregate net proceeds were $161.9 million after deducting underwriting discounts and commissions and offering expenses.

We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028. We will need substantial additional funding to support our operating activities.

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

Cash flows

Operating activities

Net cash used in operating activities during the nine months ended September 30, 2024 was $55.4 million and consisted primarily of our net loss of $67.1 million, a $0.8 million decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as a non-cash adjustment of $0.9 million due to net accretion on marketable securities. This was partially offset by non-cash adjustments of $12.6 million of stock-based compensation, $0.4 million in amortization of operating lease assets and $0.3 million of depreciation.

Net cash used in operating activities during the nine months ended September 30, 2023 was $48.1 million and consisted primarily of our net loss of $69.2 million as well as a non-cash adjustment of $3.5 million net accretion on marketable securities. This was partially offset by a $1.6 million increase from changes in operating assets and liabilities, non-cash adjustments of $22.3 million of stock-based compensation, $0.4 million in amortization of operating lease assets and $0.2 million of depreciation.

Investing activities

Net cash provided by investing activities during the nine months ended September 30, 2024 was $81.9 million and consisted primarily of proceeds from the sale and maturity of investments of $132.6 million, partially offset by $50.6 million in purchases of investments.

Net cash used in investing activities during the nine months ended September 30, 2023 was $85.2 million and consisted primarily of $270.8 million in purchases of investments, partially offset by proceeds from the sale and maturity of investments of $185.6 million.

Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $163.7 million and consisted of $162.3 million in proceeds from the issuance of common stock and pre-funded warrants in connection with the September 2024 underwritten public offering, $1.1 million in proceeds from stock option exercises and $0.4 million in proceeds from the issuance of common stock under our employee stock purchase plan. This was partially offset by $0.1 million in payments of deferred offering costs.

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

Recent Accounting Pronouncements

We are subject to several recently issued accounting pronouncements. Note 1 – Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Pronouncements which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2024, management, with the supervision and participation of our chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and the chief financial officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes during the quarter ended September 30, 2024 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2024, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, the entities identified in the below table entered into a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), in each case as defined in Item 408 of Regulation S-K. Carl L. Gordon is a member of our board of directors and a member of OrbiMed Advisors LLC (OrbiMed Advisors):

Name	Date of Adoption	Nature of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold	Duration
OrbiMed Private Investments VII, LP(1)	September 27, 2024	Sale	Up to 2,419,700 shares	December 31, 2025, or such earlier date upon which all transactions are completed or expire without execution
OrbiMed Asia Partners III, L.P.(2)	September 27, 2024	Sale	Up to 983,960 shares	December 31, 2025, or such earlier date upon which all transactions are completed or expire without execution
OrbiMed Genesis Master Fund, L.P.(3)	September 27, 2024	Sale	Up to 377,820 shares	December 31, 2025, or such earlier date upon which all transactions are completed or expire without execution

(1) OrbiMed Private Investments VII, LP (OPI VII) is a limited partnership organized under the laws of Delaware. OrbiMed Capital GP VII LLC (GP VII) is the general partner of OPI VII, pursuant to the terms of the limited partnership agreement of OPI VII. OrbiMed Advisors is the managing member of GP VII, pursuant to the terms of the limited liability company agreement of GP VII. As a result, OrbiMed Advisors and GP VII share power to direct the vote and disposition of shares of our common stock held by OPI VII and may be deemed directly or indirectly, including by reason of their mutual affiliation, to be the beneficial owners of shares of our common stock held by OPI VII. OrbiMed Advisors exercises this investment and voting power through a management committee which includes, amongst others, Carl L. Gordon, a member of our board of directors. Carl L. Gordon disclaims beneficial ownership of shares of our common stock held by OPI VII.

(2) OrbiMed Asia Partners III, L.P. (OAP III) is an exempted limited partnership organized under the laws of the Cayman Islands. OrbiMed Asia GP III, L.P. (OAP GP III) is the general partner of OAP III, pursuant to the terms of the limited partnership agreement of OAP III. OrbiMed Advisors III Limited (Advisors III) is the general partner of OAP GP III, pursuant to the terms of the limited partnership agreement of OAP GP III. OrbiMed Advisors is the advisory company to OAP III, pursuant to the terms of the limited partnership agreement of OAP III. As a result, OAP GP III, Advisors III, and OrbiMed Advisors share power to direct the vote and disposition of shares of our common stock held by OAP III and may be deemed directly or indirectly, including by reason of their mutual affiliation, to be the beneficial owners of shares of our common stock held by OAP III. OrbiMed Advisors exercises this investment and voting power through a management committee which includes, amongst others, Carl L. Gordon, a member of our board of directors. Carl L. Gordon disclaims beneficial ownership of shares of our common stock held by OAP III.

(3) OrbiMed Genesis Master Fund, L.P. (Genesis) is a limited partnership organized under the laws of the Cayman Islands. OrbiMed Genesis GP LLC (OrbiMed Genesis) is the general partner of Genesis, pursuant to the terms of the limited partnership agreement of Genesis. OrbiMed Advisors is the managing member of OrbiMed Genesis, pursuant to the terms of the limited liability company agreement of OrbiMed Genesis. As a result, OrbiMed Advisors and OrbiMed Genesis share power to direct the vote and disposition of shares of our common stock held by Genesis and may be deemed, directly or indirectly, including by reason of their mutual affiliation, to be the beneficial owners of shares of our common stock held by Genesis. OrbiMed Advisors exercises this investment and voting power through a management committee which includes, amongst others, Carl L. Gordon, a member of our board of directors. Carl L. Gordon disclaims beneficial ownership of shares of our common stock held by Genesis.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/10/2023	3.1

4.1	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.2	Form of Pre-Funded Warrant (August 2022).	8-K	8/16/2022	4.1

4.3	Amended and Restated Investors' Rights Agreement, dated December 29, 2020, by and among the Registrant and the investors listed therein.	S-1	1/15/2021	10.1

4.4	Form of Pre-Funded Warrant (September 2024).	8-K	9/12/2024	4.1

10.1#	Separation Agreement between Terns, Inc. and Bryan Yoon dated July 23, 2024.				X

10.2#	Transition Agreement between Terns, Inc. and Mark Vignola dated July 23, 2024.				X

10.3#	Amendment No. 2 to 2022 Employment Inducement Award Plan.				X

10.4	First Amendment to Office Lease dated July 1, 2024.	8-K	7/3/2024	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

TERNS PHARMACEUTICALS, INC.

Date: November 12, 2024	By:	/s/Amy Burroughs
Amy Burroughs
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Mark Vignola
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)