Form 10-K
period 2024-12-31
Terns Pharmaceuticals, Inc.
filed 2025-03-20
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The approximate aggregate market value of the registrant's Common Stock held by non-affiliates based upon the last sale price of the Common Stock as reported on the Nasdaq Global Select Market as of June 30, 2024 was $426,783,524. Common Stock held by our executive officers, directors and certain stockholders as of such date has been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of March 14, 2025 was 87,297,629.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

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
•
Our development programs are focused on product candidates for the treatment of chronic myeloid leukemia, or CML, and obesity. For one or more of these programs, we may not be able to gain agreement with regulatory authorities regarding an acceptable development plan, the outcome of our clinical trials may not be favorable and, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval. This makes it difficult to predict the timing and costs of the clinical development of our product candidates.
•
We rely completely on third parties to manufacture our clinical drug supplies and we intend to rely on third parties to produce commercial supplies of any approved product candidate, and our commercialization of any of our product candidates could be stopped, delayed or made less profitable if those third parties fail to obtain approval of the United States Federal Drug Administration, or FDA, or comparable regulatory authorities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.
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
•
Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.
•
China’s economic, political and social conditions, as well as government policies, could affect our ability to operate our business.
•
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

PART I

Item 1. Business.

Company Overview

We are a clinical-stage biopharmaceutical company developing a portfolio of small-molecule product candidates to address serious diseases, including oncology and obesity. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with significant unmet medical needs. We are advancing multiple drug candidates we believe have the potential to deliver improved clinical outcomes in the target indication as either single-agent or combination therapies. The most advanced product candidates in our pipeline – TERN-701, TERN-601 and TERN-501 – were internally discovered. Additionally, we have an ongoing discovery effort for the TERN-800 series of small-molecule glucose-dependent insulinotropic polypeptide receptor (GIPR) modulators for obesity, which have the potential to be combined with glucagon-like peptide-1 (GLP-1) receptor agonists, such as TERN-601.

Our Development Pipeline

The following table highlights our current development pipeline:

Pipeline Candidate in Oncology:

TERN-701 is our proprietary, oral, potent, allosteric BCR-ABL tyrosine kinase inhibitor (TKI) specifically targeting the ABL myristoyl pocket for CML, a form of cancer that begins in the bone marrow and leads to the growth of leukemic cells and is classified as an orphan indication. Terns previously announced positive early data from the Phase 1 CARDINAL trial of TERN-701, demonstrating compelling molecular responses and an encouraging safety profile with no dose limiting toxicities (DLTs), adverse event (AE)-related treatment discontinuations or dose reductions across all dose escalation cohorts. Additional safety and efficacy data from CARDINAL are expected in the fourth quarter of 2025.

Pipeline Candidates for Metabolic Diseases:

TERN-601 is our small-molecule GLP-1 receptor agonist that is intended to be orally administered once-daily for obesity. Obesity is a chronic disease that is increasing in prevalence in adults, adolescents and children and is often defined by having an elevated body mass index (BMI) of 30 or greater. Terns previously announced positive results from the Phase 1 trial of TERN-601, demonstrating weight loss over 28 days up to 5.5% and favorable safety and tolerability despite rapid dose titration every three days. The Phase 2 FALCON trial of TERN-601 initiated with the first patient enrolled in March 2025, and 12-week data are expected in the fourth quarter of 2025.

TERN-501 is our thyroid hormone receptor beta (THR-β) agonist initially developed for metabolic dysfunction-associated steatohepatitis (MASH). Since announcing positive top-line data from the Phase 2a DUET trial in August 2023, we decided to limit spend in the development of TERN-501 for MASH given the current regulatory and clinical development requirements for the indication. We continue to evaluate opportunities for TERN-501 in other metabolic diseases.

TERN-800 series is our ongoing effort to discover small molecule GIPR modulators for obesity, which we believe has the potential for combination with GLP-1 receptor agonists, such as TERN-601. We are prioritizing our discovery efforts towards nominating a GIPR antagonist development candidate based on in-house discoveries and growing specific scientific rationale supporting the potential of GLP-1 receptor agonist and GIPR antagonist combinations for obesity.

Background on Chronic Myeloid Leukemia

CML is classified as an orphan indication and is the second most common adult-onset leukemia in the United States. The prevalence of CML is approximately 90,000 cases in the United States and is expected to reach 180,000 cases in the United States by 2030. In 2025, approximately 9,560 new cases of CML are expected to be diagnosed in the United States, with an expected mortality rate of 1,290 people.

CML is a form of cancer that begins in bone marrow and leads to growth of leukemic cells. Bone marrow is a sponge-like tissue within most bones and is responsible for producing red blood cells, white blood cells and platelets. Leukemia occurs when cancerous blood cells form and overcrowd healthy blood cells within the bone marrow. Leukemias may be defined as acute or chronic, which characterizes how rapidly the disease progresses without treatment. Chronic leukemias progress slowly whereas acute forms tend to progress rapidly. CML develops slowly and involves the myeloid white blood cells of the bone marrow. Over time, the bone marrow produces too many white blood cells, causing excess cells to accumulate in the blood and/or bone marrow. This type of leukemia can be fatal and is caused by an error during the natural cell division process. One type of error is known as translocation, which takes place when one segment of a chromosome separates and attaches to another chromosome. The result of this translocation is known as a fusion gene, an abnormal gene formed when two different genes become fused together. CML is caused by the spontaneous chromosomal translocation of chromosomes 9 and 22. The breakpoint cluster region (BCR) gene on chromosome 22 fuses with the proto-oncogene ABL1 kinase on chromosome 9, creating the BCR-ABL1 fusion oncogene. The result is chromosome 9 being longer than normal and chromosome 22 being shorter than normal. The abnormal chromosome 22 is known as the Philadelphia (Ph) chromosome.

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

A novel class of TKIs, known as allosteric TKIs, target the myristoyl-binding pocket, locking BCR-ABL1 into the inactive state. Allosteric TKIs are highly selective to the ABL1 myristoyl-binding pocket, and virtually inactive against other cellular kinases, avoiding the off-target effects of the active-site TKIs. Furthermore, mutations in the active-site pocket, such as T315I, may occur frequently, which may ultimately render active-site TKIs ineffective against CML. Allosteric TKIs are largely unaffected by many active-site resistance mutations. The first approved allosteric TKI, asciminib, which validated this mechanism of action, was approved in 2021, and has demonstrated significantly improved clinical efficacy, safety and tolerability compared to an active-site TKI over 96 weeks. We believe TERN-701 is generating emerging data to support a potential best in class profile with improved efficacy, safety and convenience relative to asciminib.

BCR-ABL TKIs for CML

Imatinib represents the first approved active-site TKI, and transformed CML into a disease that can be survived with chronic therapy. Imatinib is approved for newly diagnosed adults and children with Philadelphia chromosome-positive (Ph+) CML in chronic phase and patients in chronic, accelerated or blast phase with Ph+ CML, after failure of interferon-alfa therapy. However, approximately half of patients treated with imatinib develop resistance or intolerance and may progress onto alternative active-site TKIs. Dasatinib, nilotinib and bosutinib are approved for newly diagnosed adults with Ph+ CML in chronic phase and adults in chronic, accelerated or blast phase Ph+ CML with resistance or intolerance to prior therapy. Ponatinib is approved for adult patients with chronic phase, accelerated phase, or blast phase CML for whom no other TKI is indicated and adults with the T315I mutation. These active-site TKIs offer increased potency over imatinib but worse AE profiles and reduced tolerability. Due to resistance or side effect intolerance, approximately 40% of patients treated with active-site TKIs are switched to an alternative TKI therapy. With largely overlapping efficacy and safety profiles, the active-site TKIs (dasatinib, nilotinib and bosutinib) cumulatively generated approximately $4 billion in 2024 sales, despite the availability of generic imatinib.

Allosteric BCR-ABL inhibitors represent a novel class of CML therapy that specifically targets the ABL myristoyl pocket. Asciminib is the first and only approved allosteric inhibitor for CML. In January 2024, Novartis announced top-line data from its Phase 3 study, ASC4FIRST (NCT04971226), of asciminib against investigator-selected TKIs in newly diagnosed (front-line) CML patients. The ASC4FIRST trial met both primary endpoints with clinically meaningful and statistically significant results. Asciminib showed superior major molecular response (MMR) rates at week 48 compared to standard-of-care TKIs including imatinib, nilotinib, dasatinib and bosutinib in newly diagnosed Ph+ CML chronic phase patients. Asciminib also demonstrated a favorable safety and tolerability profile with fewer AEs and treatment discontinuations compared to standard-of-care active-site TKIs, with no new safety signals observed. As of October 2024, asciminib is approved for both newly diagnosed and previously treated CML. Novartis anticipates approximately $3 billion peak sales for asciminib across various lines of therapy.

Clinical validation of BCR-ABL TKIs

CML treatment response is measured through periodic assessments of blood and bone marrow tests. The three types of treatment response are molecular, hematologic and cytogenic response.

Molecular response (MR) is a decrease in the number of cells in the blood with the BCR-ABL gene. A quantitative PCR test is used to measure the number of blood cells containing the BCR-ABL gene and is quantified as a percentage. The initial molecular response to therapy is a significant predictor of outcomes. As a result, MR is the most sensitive method of monitoring BCR-ABL transcripts and is the most relevant in determining further treatment options. Early molecular response (EMR) is achieved when the BCR-ABL1 level is 10% or less at 3 and 6 months after the start of treatment. In EMR, leukemia cells have been reduced by 90% or more. MMR is achieved when the BCR-ABL1 level has decreased to 0.1%, signaling that leukemia cells have been reduced by 99.9% or more. A deep molecular response (DMR) is achieved when the BCR-ABL1 level has decreased to 0.01% or less. When BCR-ABL1 levels can no longer be detected, the patient has achieved Complete Molecular Response.

Hematologic response can be categorized as either partial or complete, depending on the results of a complete blood count test. This assessment measures the number of red blood cells, white blood cells and platelets in the blood. A partial hematologic response is achieved when the number of each blood cell type begins to revert to normal levels. A complete hematologic response is achieved when blood cell counts return to normal and may be observed within one month of treatment initiation. Cytogenic response is assessed by measuring the percentage of cells in the bone marrow containing the Philadelphia chromosome (for example, Ph+ cells). Cytogenic evaluations of bone marrow cells are conducted at three-month intervals to assess a patient’s response to treatment. A minor cytogenic response is achieved when the Philadelphia chromosome is present in more than 35% of bone marrow cells. A major cytogenic response is achieved when 35% or fewer cells have the Philadelphia chromosome. When no cells with the Philadelphia chromosome are detected in the bone marrow, a complete cytogenic response is achieved.

In pre-treated third-line patients, asciminib achieved an MMR in 25% of patients by 6 months, which was superior to and approximately two-fold greater bosutinib’s MMR rate of 13%, which was adequate to gain accelerated approval in the third-line setting. When asciminib’s Phase 3 study progressed to 96 weeks, asciminib achieved MMR in 38% of pretreated third-line patients, more than doubling bosutinib’s 16% MMR response rate, resulting in a full approval in the third-line setting. The discontinuation rate after 96 weeks due to the lack of efficacy or AEs in patients on asciminib was nearly half of the rate of patients on bosutinib (31.2% asciminib v. 60.5% bosutinib).

Allosteric BCR-ABL inhibitors have demonstrated clinical benefits as front-line CML treatment in addition to third-line treatment. In the front-line ASC4FIRST Phase 3 study, asciminib showed superior MMR rates at week 48 compared to standard-of-care TKIs (68% v. 49%) in a front-line setting. Asciminib also demonstrated a favorable safety and tolerability profile with fewer AEs and treatment discontinuations compared to standard-of-care TKIs. Overall, asciminib had higher rates of EMRs and DMRs and a markedly favorable safety and tolerability profile at week 48 compared to both imatinib and second generation TKIs. In October 2024, asciminib was granted accelerated approval for newly diagnosed Ph-positive chronic-phase CML.

Limitations of BCR-ABL TKIs

Unmet medical needs in CML remain due to (1) an increasing number of patients becoming refractory or intolerant to the current standard of care, (2) safety concerns for active-site TKIs used in CML patients who are resistant or intolerant to prior TKI therapy, and (3) BCR-ABL mutations that are difficult for active-site TKIs to treat (e.g., T315I).

People with CML can expect to live life-spans nearly as long as healthy adults, and CML treatment is life-long for a high proportion of patients. As a result, treatment is selected and modified throughout the often decades long treatment period to address the course of individual patients’ CML disease over time as well as patients’ individual needs as they age. A recent publication estimated that approximately 40% of people started on any TKI switch to an alternative TKI. Physicians guide treatment decisions on molecular response to treatment as well as other individual patient needs including drug tolerability, co-morbidity and drug-drug interaction profiles, which may evolve over time. For example, nilotinib-treated patients may be switched to imatinib and bosutinib which are preferred treatment options for patients experiencing cardiovascular or peripheral artery comorbidities, while nilotinib is less preferred. In contrast, nilotinib and dasatinib may be selected as replacement therapies for patients experiencing gastrointestinal or renal comorbidities in whom imatinib and bosutinib are less recommended. Survival rates and treatment durations for people living with CML continue to increase. As a result, physicians are seeking additional novel therapies that are safe, efficacious and well tolerated to address their patients’ changing needs over time. In later lines of CML treatment, patients may experience greater challenges with intolerance. For patients who have failed two or more TKIs, up to 55% were intolerant to a previous TKI. Even low-grade, chronic TKI intolerance can impact a patient’s compliance with therapy, which in turn can lead to poorer outcomes.

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

Allosteric TKIs, which bind to the myristoyl-binding pocket, represent a novel treatment class for CML and have the potential to address the shortcomings of active-site TKIs, including off-target activity and limited efficacy against active site resistance mutations. Asciminib, the first approved allosteric TKI, is also indicated for the treatment of CML in patients with the T315I mutation although at five times higher than the daily total dose used to treat patients without T315I. High dose asciminib is associated with safety and tolerability issues that may lead to lower adherence in CML patients with T315I. Despite the significant advantages of allosteric TKIs over active-site TKIs, as a class, we believe asciminib leaves opportunities to develop a best in class allosteric TKI with improved efficacy, safety and convenience.

Our solution for BCR-ABL TKIs

TERN-701 aims to address the limitations of active-site TKIs with the goal of achieving improved tumor suppression through a combination of (1) improved efficacy against BCR-ABL, including a broad range of mutations, (2) improved safety and tolerability profiles, and an improved drug-drug interaction profile, and (3) improved convenience with once-a-day dosing for all patients, with or without food. Supporting efficacy data include numerically greater potency than asciminib against multiple BCR-ABL variants, improved pharmacokinetic (PK) and target coverage over asciminib and rescue of clinical response in asciminib failures. TERN-701 has also demonstrated a promising safety profile relative to asciminib, with no DLTs and no AE-related treatment discontinuations or dose reductions in the dose escalation phase of our Phase 1 trial. In healthy volunteer studies, TERN-701 also demonstrated the ability to be dosed once-daily without regard to food, as well as a favorable drug-drug interaction profile, which represents potential key differentiators over asciminib.

Given the emerging clinical profile, we believe TERN-701 has broad opportunities across front- and second-line patient settings. In the front-line, where the allosteric class has demonstrated improvements over active-site TKIs, TERN-701 is building a differentiated profile that has the potential to offer improved efficacy, safety and convenience compared to asciminib. As a result, if TERN-701 successfully completes clinical development and is approved for marketing, we have an opportunity to potentially treat a significant share of newly diagnosed patients. We anticipate that there will be a meaningful share of front-line patients starting on a generic active-site TKI due to cost. Based on historical data, approximately 40% of those who started on an active-site TKI will need to switch therapies due to suboptimal response and/or tolerability and are likely to switch to an allosteric TKI. If approved for marketing, we believe that TERN-701 can be positioned as the allosteric TKI of choice for all patients switching to an allosteric TKI. In the Phase 1 data to date, TERN-701 demonstrated compelling molecular responses in patients who have experienced suboptimal response or intolerance to active-site TKIs and asciminib. Physicians and people with CML continue to seek novel therapies that provide improved efficacy, safety and convenience.

Clinical development of TERN-701

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

Our Phase 1 trial, CARDINAL, is progressing and includes sites from the United States, Europe and other countries. The FDA granted Orphan Drug Designation for TERN-701 for the treatment of chronic myeloid leukemia in March 2024.

The CARDINAL trial is an ongoing global, multicenter, open-label, two-part Phase 1 clinical trial to evaluate the safety, PK, and efficacy of TERN-701 in patients with previously treated CML. Part 1 is the dose escalation portion of the trial evaluating once-daily TERN-701 monotherapy in up to five dose cohorts in up to 60 adults with chronic phase CML with confirmed BCR-ABL and a history of treatment failure or suboptimal response to at least one second generation TKI (nilotinib, dasatinib or bosutinib). Participants who are intolerant to prior TKI treatment (including asciminib) are also allowed. The primary endpoints for Part 1 are the incidence of DLTs during the first treatment cycle, and additional measures of safety and tolerability. Secondary endpoints include TERN-701 PK and efficacy assessments, such as hematologic and molecular responses as measured by the change from baseline in BCR-ABL transcript levels. The starting dose is 160 mg once-daily (QD) with dose escalations as high as 500 mg QD and the option to explore a lower dose of 80 mg QD.

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

In December 2024, we announced positive early data from the Part 1 dose escalation portion of the CARDINAL trial. As of the cutoff date in October 2024, 15 patients were enrolled across three dose levels of 160 mg (n=7), 320 mg (n=5), and 400 mg (n=3) of TERN-701 dosed once daily, with an overall median treatment duration of 3 months (range 0.79 - 7.5 months). Enrolled patients were heavily pretreated with a median of 4 prior TKIs (range: 1 - 6) and 80% having had 3 or more TKIs. 47% and 40% of patients, respectively, had previously received ponatinib and asciminib. 73% were not in MMR at baseline, with 60% having a baseline BCR-ABL transcript >1% international scale. As of the data cutoff, 14 of 15 patients remain on treatment.

12 patients were efficacy evaluable, defined as having baseline BCR-ABL transcript and at least two post-baseline BCR-ABL transcript levels (centrally assessed). All efficacy evaluable patients were in the 160 mg and 320 mg dose levels.

Key efficacy highlights include:

•
88% (7/8) of patients with baseline transcript > 1% had decreases in BCR-ABL on treatment, with 7 ongoing as of data cutoff;
•
Cumulative MMR rate of 50% (5/10) in non-T315i mutation patients with 3 or more months of treatment and/or MMR or better at baseline; and
•
100% (4/4) of patients with MMR or better at baseline have maintained their response and remain on treatment.

Additional notable responses include:

•
MR2 within 5 months in a 4L patient at 160 mg QD with baseline transcript > 1% and suboptimal response and intolerance to asciminib; and
•
MR4 (DMR) within 3 months in a 5L patient treated at 320 mg with baseline transcript >10% and treatment failure on bosutinib at study entry.

TERN-701 showed a highly encouraging safety profile across the 160 mg to 400 mg dose levels, with 500 mg undergoing evaluation as of data cutoff.

Key safety highlights include:

•
No DLTs through the 400 mg dose level;
•
No AE-related treatment discontinuations or dose reductions;
•
No Grade 3 or higher treatment-related AEs; and
•
No treatment-related serious AEs.

The incidence of treatment emergent hematologic AEs was notably low in this heavily pre-treated population, with no Grade 3 or higher treatment-related cytopenias. There were no non-hematologic treatment-related AEs more than Grade 2 in severity. Finally, no clinically meaningful changes in liver and pancreatic enzymes, blood pressure and other vitals, or electrocardiogram were seen.

Steady state PK data, available for the 160 mg and 320 mg dose levels at data cutoff, showed linear PK with dose proportional increases in exposure. Plasma protein binding-corrected Caverage for TERN-701 exceeded the in vitro IC90 for multiple mutated and non-mutated BCR-ABL variants with once daily dosing. Importantly, at 160 mg and 320 mg QD, TERN-701 achieved average free drug concentrations approximately 4-fold and 8-fold higher, respectively, than in vivo exposures where potent inhibition of the BCR-ABL signaling pathway in was seen in CML mouse tumor models, indicating robust pharmacodynamic (PD) effects at these clinical doses.

As of December 2024, the CARDINAL study enrolled 19 patients inclusive of the 500 mg cohort, with all dose escalation cohorts having enrolled at least 3 patients. The backfill dosing of new participants continues in existing cohorts of dose escalation. The study is on track to initiate dose expansion in the second quarter of 2025 with additional safety and efficacy data expected in the fourth quarter of 2025. These data are expected to include a larger cohort of patients with longer durations of treatment and a potential first look at six-month MMR data, which is an approval endpoint for CML.

Background on Obesity

Obesity is a chronic disease that is increasing in prevalence in adults, adolescents and children and is defined as a BMI of 30 or greater (calculated as weight in kilograms divided by height in meters squared). Mechanisms that contribute to obesity include sedentary lifestyles, increased calorie intake and medications such as insulins and antipsychotics. Insulin resistance, a hallmark of metabolic syndrome, also plays a key role in obesity.

Obesity is a major health epidemic that has been declared a disease by the American Medical Association and affects populations worldwide. The Obesity Action Coalition (OAC) estimates that nearly 93 million Americans struggle with obesity, and it is predicted to increase to 120 million Americans within the next five years. In addition, the U.S. Center for Disease Control, or CDC, estimates that 42 percent of adults over 20 years of age are obese.

According to the OAC, there are over 40 medical conditions associated with obesity. The most prevalent obesity-related diseases include heart disease, type 2 diabetes, stroke, gallbladder disease, gastroesophageal reflux disease, some forms of cancer, sleep apnea or respiratory problems and a variety of other conditions. According to the Journal of Managed Care and Specialty Pharmacy, the aggregate medical cost due to obesity among adults in the United States was $260 billion in 2016. A prior study examining the future health care costs attributable to obesity projected these annual expenditures to double every decade to approximately $780 billion by 2030, representing 14% of total United States health care costs. As a result, public and private stakeholders worldwide are taking steps to address obesity. Despite the increased public awareness of the obesity epidemic and the significant pharmacoeconomic costs associated with obesity, we believe there remains an unmet need for safe, tolerable and effective pharmacological interventions.

Treatment for Obesity

Treatments for obesity include lifestyle modification, pharmaceutical therapies, surgery and device implantation. Lifestyle modifications, diet and exercise are currently the preferred initial treatment for obesity. However, demands for sustained lifestyle modification for long periods of time tend to lead to attrition, often resulting in regained weight. When lifestyle modification alone has failed, pharmacotherapies are generally recommended. With the launches of semaglutide in 2021 and tirzepatide in 2023, both approved for chronic weight management, the worldwide obesity market is expected to exceed $100 billion by 2035, with the anticipated launches of additional injectable and oral treatments.

GLP-1 receptor agonists for obesity

GLP-1 receptor agonists are intended to address metabolic processes involved in the pathogenesis of obesity and other metabolic indications. Mechanisms that contribute to increased weight include sedentary lifestyles, increased calorie intake and medications such as insulins and antipsychotics. Insulin resistance, a hallmark of metabolic syndrome, also plays a key role in obesity. The natural endogenous ligand GLP-1 promotes insulin secretion from pancreatic β-cells in a glucose-dependent-manner following food ingestion. GLP-1 has also been shown to reduce glucagon secretion in the liver, slow gastric emptying in the gut, create a sense of satiety in the brain, reduce inflammation and improve cardiac function. As a result, synthetic GLP-1 peptides have been approved for obesity and diabetes and have therapeutic potential in other metabolic diseases.

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

Proof-of-concept for weight loss with oral, small molecule GLP-1 receptor agonists has been demonstrated in clinical trials, validating this mechanism of action. Oral GLP-1 receptor agonists under development, such as aleniglipron, orforglipron, and danuglipron have demonstrated 5-7% placebo-adjusted weight loss over a 12-week period. Carried out to longer durations of 24 and 36 weeks, orforglipron has demonstrated weight loss between 10-12%.

Limitations of GLP-1 receptor agonists

Approved agents are synthetic peptides and potentially require higher doses administered by subcutaneous injections for the potential treatment of obesity. The injectable route of administration is likely to limit their use in obesity patients, particularly if efficacious oral treatments become available.

Oral, small molecule treatments have demonstrated significant weight loss but remain limited by their high rates of gastrointestinal AE rates. In the Phase 2 or 12-week setting, the leading small molecule GLP-1s, aleniglipron, orforglipron and danuglipron, have yielded nausea rates between ~70%-90%, vomiting rates between ~50-60% and diarrhea rates of up to 60%. Long, complex titration schemes have been adopted in an attempt to acclimate patients slowly and reduce gastrointestinal side effects at target doses. The titration schemes require a high number of titration steps to the top dose (up to 11 steps for danuglipron) and a large fold change between the starting dose to the target dose (24x fold change for aleniglipron). As a result, there remains significant opportunity for a best in class, oral, small molecule with competitive weight loss, simple titration and excellent tolerability as measured by gastrointestinal AEs.

Our solution for GLP-1 receptor agonists

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

In September 2024, we announced positive results from the Phase 1 trial demonstrating weight loss over 28 days up to 5.5% and favorable safety and tolerability despite rapid dose titration every three days. Importantly, TERN-601 exhibited no AE-related discontinuations, interruptions or dose reductions. The majority of GI-related AEs were mild, with no severe or serious AEs and no clinically meaningful changes in liver enzymes.

Based on the Phase 1 results, we believe TERN-601 is well positioned to demonstrate a differentiated tolerability profile in a Phase 2, 12-week setting with slower titration compared to Phase 1. The Phase 2 titration will range between two to four weeks at each intermediate dose before achieving the target dose. The titration design features the fewest steps and lowest fold change to target dose amongst leading oral, small-molecule GLP-1R agonists in a 12-week study. Our slower titration aims to achieve competitive 12-week weight loss, best in class tolerability and the simplest titration amongst the oral, small-molecule class.

Clinical development of TERN-601

The Phase 1 trial of TERN-601 was a randomized, double-blind, placebo-controlled single and multiple-ascending dose (SAD and MAD) trial to assess the safety, tolerability, PKs and PDs of TERN-601 in healthy adults with obesity or who are overweight. The trial consisted of two parts.

Part 1 was a SAD study that evaluated five TERN-601 dose levels in healthy participants with a BMI of ≥ 25 kg/m2 and < 40 kg/m2. The starting TERN-601 dose was 30 mg, with subsequent dose levels based on review of emerging safety and PK data from prior cohorts.

Part 2 was a MAD study in which obese and overweight healthy adults were enrolled in cohorts that included titration of TERN-601 administered for 28 days at doses selected based on data from Part 1. Part 2 included healthy participants with a BMI of ≥ 27 kg/m2 to < 40 kg/m2.

The primary endpoint of the trial was to evaluate safety and tolerability of TERN-601 administered once-daily for 28 days. Secondary endpoints included PK, efficacy as measured by body weight loss following 28 days of treatment with TERN-601, and other exploratory markers.

The clinical trial results showed TERN-601 was well tolerated and demonstrated dose-dependent, statistically significant placebo-adjusted mean weight loss across all three doses evaluated in the 28-day MAD study, with maximum placebo-adjusted mean weight loss of 4.9% (p<0.0001) at the highest dose of 740 mg QD.

Mean Percent Weight Change from Baseline to Day 28

	Placebo (N=9)	TERN-601 240 mg (N=9)	TERN-601 500 mg (N=9)	TERN-601 740 mg (N=9)
% weight change from baseline	-0.6%	-2.5%	-4.4%	-5.5%
% weight change placebo-adjusted (90% CI)	-	-1.9%	-3.8%	-4.9%
Exploratory p-value vs. placebo	-	<0.1	<0.01	<0.0001

TERN-601 was well tolerated with no treatment-related dose interruptions, reductions or discontinuations at any dose, despite fast titration to high doses. The majority (>95%) of treatment emergent AEs were mild. All gastrointestinal events were mild to moderate and consistent with the GLP-1R agonist class. Importantly, there were no clinically meaningful changes in liver enzymes, vital signs or electrocardiograms observed. The absence of treatment-related dose interruptions, reductions, or discontinuations with mostly mild AEs, despite aggressive titration to high doses in this 28-day study, indicates potential for further improved tolerability in subsequent studies with slower titration.

Table 2: Treatment Emergent Adverse Events by Maximum Severity

	Placebo (N=9)	TERN-601 240 mg (N=10)	TERN-601 500 mg (N=9)	TERN-601 740 mg (N=9)
Grade 1 (Mild)	5 (55.6%)	5 (50%)	9 (100%)	3 (33.3%)
Grade 2 (Moderate)	0	1 (10%)	0	6 (66.7%)
Grade ≥3 (Severe)	0	0	0	0
Serious Adverse Events	0	0	0	0

TERN-601 has distinct properties that may be advantageous for an oral GLP-1R agonist. Its low solubility and high gut permeability may result in prolonged absorption allowing for sustained target coverage and a flat PK curve, while high drug levels in the gut wall may lead to robust GLP-1R activation in the gut triggering satiety centers in the brain. Additionally, TERN-601 has a low free fraction in circulation which, combined with the flat PK curve, may be allowing TERN-601 to be well tolerated when administered at high doses.

The Phase 2 FALCON trial of TERN-601 initiated with the first patient enrolled in March 2025. FALCON is a U.S.-based, multicenter, randomized, double-blind, placebo-controlled trial to evaluate the efficacy and safety of TERN-601 dosed once-daily. The trial will evaluate adults with obesity or who are overweight, without diabetes, with BMI ranges from ≥30 to <50 kg/m2 or ≥27 to <30 kg/m2 with at least one weight-related comorbidity. Patients will be randomized to one of four active cohorts (n=30 per cohort): 250 mg, 500 mg, 500 mg slow titration, 750 mg or placebo. The primary endpoint is percent change from baseline in body weight compared to placebo over 12 weeks. Secondary endpoints include safety, tolerability and proportion of patients achieving 5% weight loss or greater. Phase 2 12-week data are expected in the fourth quarter of 2025. We believe TERN-601 has potential to be a differentiated oral, small molecule GLP-1R agonist, with competitive weight loss and superior tolerability profile in the context of a 12-week study.

TERN-501 – A Selective THR-β Agonist With Enhanced Metabolic Stability and Liver Distribution

THR-β Overview

TERN-501 is a selective THR-β agonist with enhanced metabolic stability and liver distribution, characteristics that are intended to improve safety and efficacy when compared to other THR-β candidates. THR-β is the major form of thyroid hormone receptor in the liver and regulates key aspects of energy metabolism, including fatty acid and lipid synthesis and removal of liver fat through induction of fatty acid oxidation. Agonism of THR-β increases fatty acid metabolism via mitochondrial oxidation and affects cholesterol synthesis and metabolism. As a result, THR-β stimulation has the potential to provide broad metabolic benefits including reducing hepatic steatosis, increasing fat oxidation, and improving fibrosis and serum lipid parameters such as LDL cholesterol and triglycerides. THR-β stimulation has been identified as a target for MASH based on its potential to reduce hepatic steatosis, improve fibrosis and improve serum lipid parameters in MASH patients. For any THR agonist, a key concern is toxicity from excess systemic THR-α stimulation. TERN-501 is 23-fold more selective for THR-β than for THR-α activation, thereby minimizing the risk of cardiotoxicity through THR-α stimulation. TERN-501 also has high metabolic stability and a low projected clinical dose, which we believe makes it an attractive candidate for fixed-dose combination co-formulations.

Clinical development of TERN-501

Since announcing positive top-line data from the Phase 2a DUET trial in August 2023, we decided to limit spend in the development of TERN-501 for MASH given the current regulatory and clinical development requirements for the indication. We continue to evaluate opportunities for TERN-501 in other metabolic diseases.

Non-clinical data suggests that TERN-501 may augment the weight loss effects of a GLP-1 receptor agonist. In 2023, we initiated a study of TERN-501 with a GLP-1 receptor agonist, semaglutide, in a diet induced obese mouse model. In this non-clinical model, mice were fed a high calorie diet to induce overweight and obesity. Study arms included lean mouse, vehicle control, TERN-501 monotherapy, semaglutide monotherapy and semaglutide co-administered with TERN-501. Following 10 weeks of treatment, we observed that while semaglutide alone achieved weight loss greater than 20%, semaglutide in combination with high dose TERN-501 significantly enhanced the body weight loss of semaglutide alone, achieving weight loss greater than 30%.

Based on these non-clinical data, THR-β agonism is a complementary mechanism to GLP-1 receptor antagonism, potentially providing broader metabolic and liver benefits in addition to increased weight loss. These preclinical combination data support the potential for TERN-501 as a combination partner for injectable and oral GLP-1 agonists for use in obesity and other metabolic disorders.

TERN-800 series – Glucose-Dependent Insulinotropic Polypeptide (GIP) Receptor Modulators

GIPR Overview

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

Non-Clinical development of the TERN-800 series

As part of our ongoing discovery efforts for the treatment of obesity, we are engaging in discovery for our lead series of GIPR modulators in order to identify a development candidate. We plan to combine oral small molecule GIPR modulators with oral small molecule GLP-1 receptor agonists, such as TERN-601, for the treatment of obesity and metabolic diseases.

We are prioritizing its discovery efforts on nominating a GIPR antagonist development candidate based on in-house discoveries and growing scientific rationale supporting the potential of GLP-1 agonist/GIPR antagonist combinations as treatments for obesity.

Manufacturing and Supply

We do not own or operate manufacturing facilities for the production of any of our drug candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely, and expect to continue to rely, on third-party contract manufacturers to manufacture all our drug candidates for preclinical research and clinical trials. We do not have long-term agreements with any of these third parties.

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

Sales and Marketing

We intend to establish a targeted commercial infrastructure in key geographies at the appropriate time prior to regulatory approval of our drug therapies. We expect to manage sales, marketing and distribution through internal resources and third-party relationships.

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

We are aware of both pharmaceutical and biotechnology companies with development programs in CML. Companies that have recently participated in or are participating in the development of CML treatments include, but are not limited to, Ascentage Pharma Group, BristolMyers Squibb Company, Enliven Therapeutics Inc., Jiangsu Hansoh Pharmaceutical Group Company Ltd., Novartis Pharmaceuticals Corp., Pfizer Inc., Shenzhen TargetRx, Inc., Sun Pharma Industries Ltd., and Takeda Pharmaceutical Co., Ltd.

We are aware of both pharmaceutical and biotechnology companies with development programs in obesity. Companies that are participating in the development of obesity treatments include, but are not limited to, Abbvie Inc., Altimmune, Inc., Amgen, Inc., Ascletis Pharma, Inc., AstraZeneca PLC, Boehringer Ingelheim GmbH, Eli Lilly and Co., Gilead Sciences, Inc., Hanmi Pharmaceutical Co., Jiangsu Hansoh Pharmaceutical Group Company Ltd., Jiangsu Hengrui Pharmaceuticals Co. Ltd., Kailera Therapeutics, Merck & Co., Metsera Inc., LG Chem, Ltd., Novo Nordisk A/S, Pfizer Inc., Regor Therapeutics Group, Rhythm Pharmaceuticals, Inc., Rivus Pharmaceuticals, Inc., Roche Holding AG, Shionogi & Co. Ltd, Sciwind Biosciences Co., Ltd., Structure Therapeutics Inc., Viking Therapeutics, Inc, and Zealand Pharma A/S.

Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Although we believe our product candidate programs possess appealing attributes, we cannot guarantee that our products will achieve regulatory or market success. Our competitors may obtain regulatory approval of their products more rapidly than we do or obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our drug candidate or any future drug candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly, or have a better tolerability profile than our drugs. These competitors may also be more successful than we are in manufacturing and marketing their products. Should we not be able to compete with the aforementioned companies or others, it may hinder our ability to bring our product to market as planned.

Intellectual Property

The proprietary nature of, and protection for, our drug candidates and our discovery programs, processes and know-how are important to our business. For our patent portfolio for pipeline drug candidates, we seek to pursue patent protection covering compositions of matter and methods of use and manufacture. Our policy is to pursue, maintain, defend and enforce patent rights in strategic areas, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets, confidential information and other proprietary know-how that may be important to the development of our business. As of February 16, 2025, our owned and exclusively licensed patent portfolio includes:

•
For TERN-701, our small-molecule allosteric inhibitor of the BCR-ABL myristoyl pocket, we own one patent family directed to composition-of-matter coverage of TERN-701, methods of synthesis of TERN-701, and its methods of use in the treatment of leukemia and other diseases and conditions. The patent family includes two issued U.S. patents, issued ex-US patents in Australia, China, India, Chile, Colombia, Japan, Mexico, Singapore, South Africa, and Russia, and 23 allowed or pending patent applications in foreign jurisdictions, including Australia, Brazil, Canada, China, the EPO, India, Japan and Korea. Any patents that may issue from applications in the patent family are generally projected to expire in 2039, not including any patent term adjustments and any patent term extensions that may be available. This patent family is subject to an exclusive option and license agreement for the greater China region with Hansoh. For more information regarding this exclusive option and license agreement with Hansoh, please see “—Licensing and Other Intellectual Property-Related Agreements.” We also own three patent families which are collectively directed to methods of use of TERN-701 (including combination therapy) in the treatment of leukemia and other diseases and conditions. Any patents resulting from these patent families are projected to expire between 2044 and 2045, not including any patent term adjustments and any patent term extensions that may be available.
•
For TERN-501, our THR-β agonist, we own six patent families which collectively are directed to composition-of-matter coverage of TERN-501 and its methods of use (including combination therapy) in the treatment of obesity and certain liver, metabolic and other diseases and conditions. The composition-of-matter patent family includes two issued U.S. patents, issued ex-US patents in China, Chile, Colombia, Israel, India, Japan, Macau, Mexico, Hong Kong, Taiwan, and Russia, three pending U.S. applications, and over 25 pending applications (including allowed applications) in foreign jurisdictions, including Australia, Brazil, Canada, China, the EPO, India, Japan and Korea. Any patents that may issue from applications in the composition-of-matter patent family are generally projected to expire in 2039 except patents which may issue from the pending Chinese priority application are projected to expire in 2038, not including any patent term adjustments and any patent term extensions that may be available.

•
We own twelve patent families covering a number of GLP-1R agonists, including TERN-601. These patent families collectively are directed to composition of matter coverage for TERN-601 and other small molecule GLP-1R agonists, as well as formulations and method of use thereof (including combination therapy) in the treatment of obesity and certain metabolic diseases. Any patents that may issue from applications in these patent families are generally projected to expire between 2041 and 2045, not including any patent term adjustments and any patent term extensions that may be available.

•
We own a patent family directed to small molecule GIPR modulators. Any patents that may issue from this patent family are projected to expire in 2045, not including any patent term adjustments and any patent term extensions that may be available.

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

Moreover, third parties may still obtain this proprietary information or may come upon this or similar information independently, and we would have no right to prevent them from using that information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets and know how the value of this information may be greatly reduced, our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

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

During the term of the assignment agreement, Vintagence and its affiliates may not develop, manufacture, commercialize or otherwise exploit any compound covered by any of the assigned patent rights. In the event Vintagence develops a THR-β agonist not covered by the assigned patent rights, we will have the first right (but no obligation) to negotiate an assignment or license to exclusively develop, manufacture, commercialize or otherwise exploit such agonist worldwide. As initial consideration for the assignment, we paid Vintagence an upfront payment of CNY 5 million ($0.7 million). As additional consideration, we are required to pay Vintagence up to an aggregate of CNY 205 million (approximately $28.1 million) upon the achievement of specified developmental, clinical and regulatory milestone events with respect to products covered by the agreement. As of December 31, 2024, we have paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with our IND filing for TERN-501 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial.

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

A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug product in the United States must typically secure the following:

•
completion of preclinical laboratory tests, animal studies (where necessary) and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;

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
•
payment of substantial application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;

•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies or other post-marketing commitments required by the FDA.
•

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. Some preclinical testing may continue even after the IND is submitted. The IND also includes results of animal and in vitro studies assessing the toxicology, PKs, pharmacology and PD characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. These studies are generally referred to as IND-enabling studies. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data monitoring committee, or DMC, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan (DAP) for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on DAPs. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website.

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

While the IND is active, progress reports (including an annual development safety and update report, or DSUR) summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected AEs, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

In connection with our clinical development program, we may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND application, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND application, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND application or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements due to the long delay by the Department of Health and Human Services, or HHS, in issuing final implementing regulations. As of December 19, 2024, the FDA had issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

PREA does not apply to any investigational product for an indication for which orphan designation has been granted, although the FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that is does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data may come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The submission of an NDA is subject to the payment of substantial user application and program fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities, including potentially the review of INDs and NDAs.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

Further, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.”

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust assessment and allows for direct comparisons to an available therapy. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Regulatory Exclusivity

Regulatory exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of regulatory exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

In September 2021, the Court of Appeals for the 11th Circuit, in Catalyst Pharms, Inc. v. Becerra, or Catalyst, held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the approved “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, DC fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

Foreign Government Regulation

Our product candidates will be subject to similar laws and regulations imposed by jurisdictions outside of the United States, and, in particular, the EU which may include, for instance, applicable clinical trial, marketing authorization and post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign jurisdictions. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, or CTD, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors were able to choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. Thereafter, all ongoing trials will become subject to the provisions of the CTR.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

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

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection and exclusivity periods for orphan drugs, revising the eligibility for expedited pathways, etc.) was published in April 2023. In April 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (the MHRA) became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the HMR) as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.

As of January 1, 2024 on, a new international recognition procedure (IRP) applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (RRs). The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.).The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorization for the purposes of IRP.

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

During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) which were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which will remain in effect through 2032 absent additional congressional action. Additionally, under the Statutory Pay-As-You-Go Act of 2010 (Statutory PAYGO), the Administration is required to issue a sequestration order (capped at 4% for Medicare payments) if the PAYGO scorecard shows a net cost at the end of a Congressional session. Although Statutory PAYGO was expected to be triggered at the end of the 2021 Congressional session, subsequent legislation has delayed a Statutory PAYGO sequestration order until after 2024. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products.

For example, in August 2022, the Inflation Reduction Act, or IRA, was enacted. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. In August 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. In December 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also capped Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year.

In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, or Chamber, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

Data Privacy and Security Laws

Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act, or FTC Act), govern the collection, use, disclosure and protection of health-related and other personal information, and could apply to our operations or the operations of our partners. The FTC has been particularly focused on the unpermitted processing of health data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. The FTC’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

At the state level, 19 states to date have enacted omnibus consumer privacy laws, each of which provides special provisions regarding the privacy of health-related information, and each of which provides for civil enforcement, including the levying of fines for violations. Moreover, the California Privacy Rights Act (CPRA) imposes consumer privacy obligations on businesses with respect to their California-based employees and business contacts. Additionally, California’s Confidentiality of Medical Information Act (H. R. 8152)—which provides for both civil enforcement and a private right of action—imposes specific obligations on pharmaceutical companies with respect to the privacy of medical information. The state of Washington also passed the My Health My Data Act in 2023, which specifically regulates health information and includes a private right action (and has inspired copycat legislation by other states). Each of these state laws could apply to our operations or the operations of our partners. We note, too, that Congress may also consider federal privacy legislation, which may meaningfully impact our compliance obligations.

In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the GDPR imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. The GDPR prohibits the transfer of personal data from the European Economic Area, or EEA, to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. The EU-US Privacy Shield was such a transfer mechanism put in place by the EU and the United States, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the EU, or CJEU. In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework (DPF), which is intended to be a replacement for the EU-US Privacy Shield. The European Commission adopted an adequacy decision to permit data transfers from the EEA to the United States going forward. This development permits data transfers at this point under this framework and more broadly has made international data transfers more straightforward, but these provisions are being challenged in court. The recent election in the United States and the new administration may also impact whether the DPF remains an adequate data transfer framework. The continuing uncertainty around this issue may further impact our business operations in the EEA.

There is also uncertainty about other data transfer mechanisms. In June 2021, the European Commission adopted new standard contractual clauses (SCCs) that are designed to be a mechanism by which entities can transfer personal information out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. The SCCs require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the transferred personal information. The competent authorities and courts in a number of EU Member States increasingly scrutinize and question the GDPR compliance of processing of personal data by US-based entities or entities with links to US-based entities, independently of whether personal data is actually transferred outside the EEA. In June 2021, the CJEU issued a ruling that expanded the scope of the “one stop shop” under the GDPR. According to the ruling, the competent authorities of EU Member States may, under certain strict conditions, bring claims to their national courts against a company for breaches of the GDPR, including unlawful cross-border processing activities, even such company does not have an establishment in the EU member state in question and the competent authority bringing the claim is not the lead supervisory authority.

Employees and Human Capital Management

As of December 31, 2024, we had 59 employees, all of whom were full-time, all of whom are engaged in research and development activities, operations, finance, or administration. 13 of our employees hold doctorate degrees (Ph.D., M.D. or Pharm.D.). None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our website address is www.ternspharma.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

We have had significant operating losses since our inception. Our net loss attributable to common stockholders for the years ended December 31, 2024 and 2023 was approximately $88.9 million and $90.2 million, respectively. As of December 31, 2024, we had an accumulated deficit of $421.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2024, we had capital resources consisting of cash, cash equivalents and marketable securities of approximately $358.2 million. We expect our existing capital resources will fund our planned operating expenses into 2028. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, and may also result in imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products in the foreseeable future, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity and debt securities. We may be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders or the holders of any future security we may issue. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

Our programs are focused on developing a portfolio of small-molecule product candidates for the treatment of chronic myeloid leukemia, or CML, and obesity. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between progressing our current clinical programs, TERN-701 for CML and TERN-601 for obesity, as well as advancing our earlier stage preclinical programs, including the TERN-800 series for obesity, and developing future product candidates. We may also consider whether to conduct combination trials of our single-agent drug candidates. However, due to the significant resources required for the development of our product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue and the amount of resources to allocate to each product candidate.

Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward product candidates or therapeutic areas may not lead to the development of any viable commercial drug and may divert resources away from better opportunities. We may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

Similarly, any decision to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misinterpret trends in CML, obesity, or other indications or in the pharmaceutical, biopharmaceutical or biotechnology industry, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to the Discovery and Development of Our Product Candidates

We are early in our development efforts. Our business is heavily dependent on the successful development, regulatory approval and commercialization of our current and future product candidates.

We have no drugs approved for sale, and our most advanced development programs are in early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates and, in particular, progressing our most advanced development programs. Given our stage of development, it may be many years, if we succeed at all, before we have demonstrated the safety and efficacy of a product candidate sufficient to warrant approval for commercialization. We cannot be certain that our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

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
•
the ease, speed and cost at which we execute on our strategy to develop product candidates with desirable profiles;
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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported AEs. The results of preclinical, nonclinical and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. Likewise, interim or preliminary results from a clinical trial may not be predictive of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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
•
addressing patient safety concerns that arise during a trial;
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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, refusal to accept or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, and may ultimately lead to the denial of marketing approval of our product candidates.

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

In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a Diversity Action Plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

The regulatory landscape related to clinical trials in the EU also has recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors were able to choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. Thereafter, all ongoing trials are subject to the provisions of the CTR.

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

The pharmaceutical, biopharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical, biopharmaceutical and biotechnology companies, generic drug companies and academic and research institutions.

We are aware of both pharmaceutical and biotechnology companies with development programs in CML. Companies that have recently participated in or are participating in the development of CML treatments include, but are not limited to, Ascentage Pharma Group, Bristol-Myers Squibb Company, Enliven Therapeutics Inc., Jiangsu Hansoh Pharmaceutical Group Company Ltd., Novartis Pharmaceuticals Corp., Pfizer Inc., Shenzhen TargetRx Inc., Sun Pharma Industries Ltd., and Takeda Pharmaceutical Co., Ltd.

We are aware of both pharmaceutical and biotechnology companies with development programs in obesity. Companies that are participating in the development of obesity treatments include, but are not limited to, Abbvie Inc., Altimmune, Inc., Amgen, Inc., Ascletis Pharma, Inc., AstraZeneca PLC, Boehringer Ingelheim GmbH, Eli Lilly and Co., Gilead Sciences, Inc., Hanmi Pharmaceutical Co., Jiangsu Hansoh Pharmaceutical Group Company Ltd., Jiangsu Hengrui Pharmaceuticals Co. Ltd., Kailera Therapeutics, Merck & Co., Metsera Inc., LG Chem, Ltd., Novo Nordisk A/S, Pfizer Inc., Regor Therapeutics Group, Rhythm Pharmaceuticals, Inc., Rivus Pharmaceuticals, Inc., Roche Holding AG, Shionogi & Co. Ltd, Sciwind Biosciences Co., Ltd., Structure Therapeutics Inc., Viking Therapeutics, Inc, and Zealand Pharma A/S.

For TERN-800, our GIPR discovery series, companies conducting or planning to conduct clinical trials targeting GIPR or combinations with GIPR in the context of obesity include 9 Meters Biopharma, Inc., Amgen, Inc., Biomed Industries Inc., D&D Pharmatech, Eli Lilly and Co., Jiangsu Hansoh Pharmaceutical Group Company Ltd., Kailera Therapeutics, MBX Biosciences, Inc., Pfizer, Inc., Roche Holding AG, Sciwind Biosciences Co., Viking Therapeutics, Inc. Zealand Pharma A/S and Zhejiang Doer Biosciences Co., Ltd.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. While our clinical stage single-agent product candidates have been generally well-tolerated, we have observed AEs and laboratory abnormalities in the clinical trials for each of our single-agent candidates.

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

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

Further, the FDA may determine that we must provide additional evidence and data before approving an NDA for our candidate products. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s), The FDA has interpreted this evidentiary standard to generally require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional confirmatory evidence may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate effectiveness. In the event that we submit an NDA on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application and the agency could require us to conduct an additional trial in support of the NDA.

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

We are conducting one or more clinical trials with one or more trial sites that are located outside the United States. For example, our phase 1 clinical trial design of TERN-701 for the treatment of CML includes sites from the United States, Europe and other countries. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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

In the EU, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a Committee for Medicinal Products for Human Use rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure (IRP) will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (RRs). The RRs notably include EMA and regulators in the EU/European Economic Area (EEA) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection and exclusivity periods for orphan drugs, revising the eligibility for expedited pathways, etc.) was published in April 2023. In April 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing, quality control, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for the approved drug will be subject to extensive and ongoing regulatory requirements. The FDA and foreign regulatory authorities also require submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and similar foreign requirements and good clinical practice, or GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our drugs. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the policies advanced by the Trump Administration and the FDA Commissioner may impact our business and industry and the regulation of our products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

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

Our development programs may target indications that do not have a clearly defined regulatory pathway. For such indications, there is a heightened risk that we will not be able to gain agreement with regulatory authorities regarding an acceptable development plan, that the outcome of our clinical trials will not be favorable or that, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval. This may make it difficult to predict the timing and costs of the clinical development of our product candidates.

We may evaluate our product candidates for, and may develop new drug candidates for, indications that do not have a clearly defined regulatory pathway, including potentially indications which have limited or no approved therapies. The regulatory approval process for novel drug candidates can be more expensive and take longer than for other, better known or extensively studied drug candidates. We expect that the path for regulatory approval for these therapies to continue to evolve as companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and approval endpoints, in ways that we cannot predict today.

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

Even if we receive accelerated approval for any of our product candidates, we anticipate we may be required to conduct or complete a post-approval clinical outcomes trial to confirm the clinical benefit of such product candidates by demonstrating the correlation of the surrogate endpoint therapeutic response in patients with a significant reduction in adverse clinical outcomes over time. There can be no assurance that the clinical outcomes trial will confirm that the surrogate endpoint used as the basis of the regulatory submissions we make will eventually show an adequate correlation with clinical outcomes.

Further, to the extent that we seek accelerated approval, we will need to comply with new provisions governing that route to approval. For example, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

In addition, disruptions may result due to events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Further, there is substantial uncertainty as to how measures being implemented by the new Trump Administration across the government will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders, which could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, the loss of FDA personnel could lead to further disruptions and delays in FDA review and oversight of our product candidates. Similarly, efforts by the new administration to substantially reduce or delay research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.

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

We currently do not have a sales organization. In order to commercialize our product candidates in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If any of our product candidates receive regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical, biopharmaceutical and biotechnology products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our product candidates or any future product candidates, either on our own or through arrangements with one or more third parties, we may not be able to generate any future drug revenue and we would incur significant additional losses.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) which were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

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

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (PhRMA) but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. That state now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

On August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. In August 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also capped Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.

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

We operate in an industry with extensive intellectual property litigation. As the pharmaceutical, biopharmaceutical and biotechnology industries expand and more patents are issued, the risks increase that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we may need to challenge to continue our operations as currently contemplated. These risks may also increase because of the highly competitive therapeutic areas in which we are developing product candidates, in particular oncology and obesity, and the number of other companies pursuing new and innovative treatments for serious diseases in these areas, potentially resulting in various overlapping patent claims held by a number of different companies.

From time to time, we may be subject to legal proceedings and claims with respect to intellectual property relating to our product candidates and technologies we use in our business. The risks of being involved in such legal proceedings may increase as our product candidates advance in clinical development and near potential commercialization. We may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including patents held by our competitors or by non-practicing entities. For example, we are aware of patents and patent applications owned by third parties, some with broad claims, that such parties may assert cover our compounds currently in research and development. Litigation may make it necessary to defend ourselves by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. Interference or derivation proceedings provoked by third parties or brought by us or declared by the United States Patent and Trademark Office, or USPTO, may be necessary to determine the priority of inventions or establish proprietary rights with respect to our patents or patent applications or those of our licensors. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, the claims can be time consuming, divert management attention and financial resources and are costly to evaluate and defend. The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a modest probability of success might be initiated against us. Results of any such litigation are difficult to predict and may prevent us from further developing, manufacturing, or commercializing the infringing product candidate or treating certain conditions, may require us to obtain licenses or modify our drugs or combination therapies and features while we develop non-infringing substitutes, or may result in significant settlement costs. For example, litigation can involve substantial damages for infringement, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees. We may also be prohibited from selling or licensing our product candidates unless the third party licenses rights to us, which it may not be required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties or upfront fees or grant cross-licenses to intellectual property rights for our product candidates. Even if we were able to obtain a license, it could be non-exclusive, thereby giving competitors access to the same intellectual property or technologies licensed to us.

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

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively or dedicate substantially greater resources to prosecuting legal actions than we can. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any uncertainties resulting from the actual or potential initiation and continuation of any litigation, regardless of merit, could have a material adverse effect on our ability to finance our continuing operations or to support our research and development activities for a particular product candidate, whether through public or private equity offerings, debt financings or other sources, such as license transactions or strategic collaborations.

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

We are a party to licenses and other agreements that give us rights to third-party intellectual property that are necessary or useful for our business, and we may enter into additional licenses or other agreements in the future. For example, we are party to an assignment agreement with Vintagence Biotechnology Ltd. with respect to our THR-β program. Under these agreements, we are obligated to pay the counterparties fees, which may include annual license fees, milestone payments, royalties, a percentage of revenues associated with the applicable technology and a percentage of sublicensing revenue. In addition, under certain of such agreements, we are required to diligently pursue the development of products using the applicable technology. If we fail to comply with these obligations and fail to cure our breach within a specified period of time, the counterparty may have the right to terminate the applicable agreement, in which event we could lose valuable rights and technology that are material to our business.

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

As of December 31, 2024, we had 59 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and, if approved, commercialize our preclinical and clinical-stage product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the FTC Act. The FTC has been particularly focused on the unpermitted processing of health data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. The FTC’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

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

In addition to California, at least 18 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

Our Phase 1 trial for TERN-701, the CARDINAL trial, includes sites from the United States, Europe and other countries. Any clinical trial programs and research collaborations, among other activities, that we engage in outside the United States may implicate international data protection laws, including, in the EEA, the GDPR, which became effective in 2018. The GDPR imposes stringent operational requirements for processors and controllers of personal data. Among other things, the GDPR requires covered companies to provide detailed notices and to abide by consent requirements for clinical trial subjects and other data subjects, to follow procedures regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, and to honor and provide certain privacy rights to individuals within the EEA, including the right to access, correct and delete their personal data. If our privacy or data security measures fail to comply with the requirements of the GDPR or other applicable laws or regulations, we may be subject to litigation, regulatory investigations, enforcement notices and/or enforcement actions requiring us to change the way we use personal data and/or fines. In addition to statutory enforcement, a personal data breach can lead to negative publicity and a potential loss of business. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, we have had to comply with the GDPR and the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield for purposes of international transfers. The EU-US Privacy Shield has now been replaced with the EU-US Data Privacy Framework (DPF), which is intended to address the issues cited by the CJEU in its 2020 court decision. The European Commission issued an adequacy decision for the DPF on July 10, 2023, and it is now a valid mechanism to transfer data from the EU to the US for entities that have registered as part of the DPF. However, it is possible that the validity of the DPF will be challenged in court, which could further create instability related to international data transfers. Additionally, the recent election in the United States and the new administration may also impact whether the DPF remains an adequate data transfer framework. The continuing uncertainty around this issue may further impact our business operations in the EEA.

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

The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom. The United Kingdom has its own guidance for data transfers to other jurisdictions that are not covered by an “adequacy” decision (which includes the United States) and has adopted the International Data Transfer Agreement, which can serve as a basis for companies to lawfully transfer outside of the United Kingdom. The United Kingdom also has its own data privacy framework that allows registered companies to transfer data from the UK to the US in accordance with the UK GDPR. It is unclear whether this data transfer mechanism will also be challenged in the future.

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

Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen and severe AEs.

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

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our website, our internal systems and processes, and to store and track certain data, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service attacks, which are negatively impacting companies. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected AEs. Disruptions in our website, internal systems and clinical research or network systems could result from a number of factors, including unknown technical defects, insufficient capacity, the failure of our third-party providers to provide continuous and uninterrupted service and unusual volume in traffic for our internal systems. Such disruptions would be most impactful if they occurred in connection with our data storage and clinical research data and may impact accessibility to our clinical research and operations. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, and we deploy multiple parallel instances of our applications across multiple computer resources, we do not have a fully redundant system that includes an instantaneous recovery capability. In the event we experience significant disruptions, we may be unable to repair our systems in an efficient and timely manner, which could have an adverse impact on our business.

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

We will also need to carefully navigate the new administration’s implementation of the FCPA. On February 10, 2025, President Trump issued an Executive Order directing the Attorney General to review the guidelines and policies governing FCPA investigations and enforcement actions. Per the Executive Order, this review will result in new DOJ FCPA guidelines intended to enhance American economic competitiveness and to safeguard national security interests. During the 180-day review period, any new FCPA investigations and enforcement actions are to be suspended absent authorization from the Attorney General, and all existing FCPA investigations and enforcement actions will be reviewed. Additionally, after the Attorney General issues revised guidelines, the Executive Order directs her to assess whether “remedial measures” related to past FCPA actions are warranted.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of EU Member States and the United Kingdom Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

Risks Related to Doing Business in China

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China, and most recently, proposing legislation that, if enacted would restrict trade with certain Chinese companies that provide biopharmaceutical research, development, and manufacturing services. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China. For example, proposed legislation has been introduced in Congress that could prohibit, among other things, the use of U.S. government executive agency contract, grant, or loan funding to procure or obtain, or enter into, extend or renew contracts involving the use of certain equipment or services produced or provided by certain Chinese companies, including our current CDMO, WuXi Biologics, which could cause us to reevaluate our relationship with our current CDMO.

Further, some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible trade sanctions against certain Chinese biotechnology companies, including WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. Escalating tensions between the United States and China may prevent or hinder the export of materials or technical information between us and our CDMO and third parties, such as pharmaceutical partners. These third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.

In addition, in September 2024 during the 118th Congress, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 8333). This bill names the following as biotechnology companies of concern: BGI, MGI, Complete Genomics, WuXi AppTec, and WuXi Biologics. The Senate advanced a substantially similar bill (S. 3558) but it did not pass. The Senate bill named the following as biotechnology companies of concern: BGI, MGI, Complete Genomics, WuXi AppTec, and any subsidiary, parent affiliate, or successor of such entities. If this legislation had been enacted into law, and while both bills had certain grandfather provision, the legislation would have potentially restricted the ability of U.S. biotechnology companies like ours to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. We anticipate these bills will be reintroduced during the 119th Congress but, as of February 20, 2025, they have not been introduced in either chamber. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidate used in our and our collaborators’ preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China, including pursuant to our manufacturing service arrangements with WuXi. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

China’s economic, political and social conditions, as well as governmental policies, could affect our ability to operate our business.

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

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes as a result of subsequent shifts in our stock ownership (some of which are outside our control). In addition, under current tax law, federal NOLs generated in periods after December 31, 2017 may be carried forward indefinitely but in taxable years beginning after December 31, 2020, may only be used to offset 80% of our taxable income. As a result, our ability to use our pre-change NOLs and tax credits to offset future taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The audit committee of our board of directors is responsible for the general oversight around cybersecurity-related matters, while our management is responsible for the day-to-day operations around the assessment and management of any cybersecurity risks we might face. Our board of directors and the audit committee, in consultation with management, established and maintain robust procedures and internal controls around cybersecurity. These mechanisms are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and clinical trial information from unauthorized access or attack, as well as secure our networks and systems.

At each regularly scheduled audit committee meeting, our chief financial officer provides an update on our cybersecurity position, and where necessary, the audit committee then provides an update to the board of directors. Our incident response process also contemplates that the executive team will notify the audit committee of a material cybersecurity incident.

We engage an experienced consultant to oversee the day-to-day functions of cybersecurity management, including proactive reviews of activity logs, regular vulnerability scans, and, where applicable, effective incident response. Our expert consultant has over 30 years of experience in the cybersecurity space, and reports to the chief financial officer. We also engage a highly qualified third-party cybersecurity assessor to conduct annual threat assessments and penetration tests. To date, we have not encountered cybersecurity incidents that have materially impacted our operations or financial standing.

Item 2. Properties.

We lease approximately 9,750 square feet of space for our current headquarters in Foster City, California under an agreement that expires in October 2027. The Company has the option to extend the lease agreement for a period of three years. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2024, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market since February 5, 2021 under the symbol “TERN.” Prior to such time, there was no public market for our common stock.

Holders of Record

As of March 14, 2025, there were approximately 4 stockholders of record of our common stock. Certain shares are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

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

As of December 31, 2024, we have used all of the proceeds from our IPO. The net proceeds from our IPO were used, together with our cash and cash equivalents to fund continued advancement of our product pipeline, working capital and other general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in the related prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

TERN-701 is our proprietary, oral, potent, allosteric BCR-ABL tyrosine kinase inhibitor (TKI) specifically targeting the ABL myristoyl pocket for chronic myeloid leukemia (CML), a form of cancer that begins in the bone marrow and leads to the growth of leukemic cells and is classified as an orphan indication. Allosteric TKIs, which bind to the myristoyl-binding pocket, represent a novel treatment class for CML that addresses the shortcomings of active-site TKIs, including off-target activity and limited efficacy against active site resistance mutations. TERN-701 aims to address the limitations of active-site TKIs with the goal of achieving improved tumor suppression through a combination of (1) improved efficacy against BCR-ABL, including a broad range of mutations, (2) improved safety and tolerability profiles, and an improved drug-drug interaction profile, and (3) improved convenience with once-a-day dosing for all patients, with or without food. Because of increased survival rates and treatment durations for people living with CML, physicians are seeking additional safe and efficacious therapies for people whose tolerability of their CML therapy, co-morbidity and/or drug-drug interaction profiles change over time, limiting their available treatment options, quality of life and the effectiveness of mainstay therapies. Within the allosteric TKI class, which has one approved agent, asciminib, we have generated emerging data to support a potential best in class profile for TERN-701. Supporting efficacy data include numerically greater potency than asciminib against multiple BCR-ABL variants, improved pharmacokinetic and target coverage over asciminib and rescue of clinical response in asciminib failures. TERN-701 has also demonstrated a promising safety profile relative to asciminib, with no dose limiting toxicities (DLTs) and no adverse event (AE)-related treatment discontinuations or dose reductions in the dose escalation phase of our Phase 1 trial. In healthy volunteer studies, TERN-701 also demonstrated the ability to be dosed once-daily without regard to food, as well as a favorable drug-drug interaction profile, which represents potential key differentiators over asciminib. Our Phase 1 trial, CARDINAL, is progressing and includes sites from the United States, Europe and other countries. In December 2024, we announced positive early data from the CARDINAL trial. As of the cutoff date, 15 patients were enrolled across three dose cohorts of 160 mg, 320 mg and 400 mg, with an overall median treatment duration of 3 months. TERN-701 demonstrated compelling molecular responses starting at the lowest dose level in heavily pre-treated patients with high baseline BCR-ABL transcript levels. TERN-701 also showed an encouraging safety profile with no DLTs, AE-related treatment discontinuations or dose reductions across all dose escalation cohorts. The dose escalation phase is complete and initiation of dose expansion is expected in the second quarter of 2025. The backfill dosing of new participants continues in existing cohorts of dose escalation. Additional safety and efficacy data are expected in the fourth quarter of 2025, which is expected to include a larger cohort of patients with longer durations of treatment and read through to a potential approval endpoint of a six-month major molecular response (MMR). The United States Food and Drug Administration (FDA) granted Orphan Drug Designation for TERN-701 for the treatment of chronic myeloid leukemia in March 2024.

TERN-601 is our small-molecule GLP-1 receptor agonist program that is intended to be orally administered once-daily for obesity. Obesity is a chronic disease that is increasing in prevalence in adults, adolescents and children and is often defined by having an elevated body mass index (BMI) of 30 or greater. Mechanisms that contribute to increased weight include sedentary lifestyles, increased calorie intake and medications such as insulins and antipsychotics. Insulin resistance, a hallmark of metabolic syndrome, also plays a key role in obesity. GLP-1 offers multiple benefits including increased insulin secretion to the pancreas, reduced glucagon secretion in the liver, slowed gastric emptying into the gut, increased sense of satiety in the brain and reduced inflammation. In September 2024, we announced positive top-line results from our Phase 1 trial of TERN-601. The Phase 1 trial was a randomized, double-blind, placebo-controlled single and multiple-ascending dose (SAD and MAD) trial in healthy adults with obesity or who are overweight. TERN-601 was well tolerated and demonstrated dose-dependent, statistically significant placebo-adjusted mean weight loss across 240 mg, 500 mg and 740 mg doses evaluated in the 28-day MAD study, with maximum placebo-adjusted mean weight loss of 4.9% at the highest dose. TERN-601 was well tolerated with no treatment-related dose interruptions, reductions or discontinuations at any dose, despite rapid dose titration every three days. The majority of treatment emergent AEs were mild. All gastrointestinal events were mild to moderate and consistent with the GLP-1R agonist class. There were no clinically meaningful changes in liver enzymes, vital signs or electrocardiograms observed. The absence of treatment-related dose interruptions, reductions, or discontinuations with mostly mild AEs, despite rapid titration, indicates potential for further improved tolerability in subsequent studies with slower titration. The Phase 2 FALCON study for TERN-601 initiated with the first patient enrolled in March 2025. FALCON is a U.S.-based, multicenter, randomized, double-blind, placebo-controlled trial to evaluate the efficacy and safety of TERN-601 dosed once-daily. The trial will evaluate adults with obesity or who are overweight, without diabetes, with BMI ranges from ≥30 to <50 kg/m2 or ≥27 to <30 kg/m2 with at least one weight-related comorbidity. Patients will be randomized to one of four active cohorts (n=30 per cohort): 250 mg, 500 mg, 500 mg slow titration, 750 mg or placebo. The primary endpoint is percent change from baseline in body weight compared to placebo over 12 weeks. Secondary endpoints include safety, tolerability and proportion of patients achieving 5% weight loss or greater. Phase 2 12-week data are expected in the fourth quarter of 2025. Based on the Phase 1 results, we believe TERN-601 is well positioned to demonstrate a differentiated tolerability profile in a Phase 2, 12-week setting with slower titration compared to Phase 1. Phase 2 titration will range between two to four weeks at each intermediate dose before achieving the target dose. The titration design features the fewest steps and lowest fold change to target dose amongst leading oral, small-molecule GLP-1R agonists in a 12-week study. Our slower titration aims to achieve competitive 12-week weight loss, best in class tolerability and the simplest titration amongst the oral, small-molecule class.

TERN-501 is our thyroid hormone receptor beta (THR-β) agonist initially developed for metabolic dysfunction-associated steatohepatitis (MASH). Agonism of THR-β increases fatty acid metabolism via mitochondrial oxidation and affects cholesterol synthesis and metabolism. As a result, THR-β stimulation has the potential to provide broad metabolic benefits including reducing hepatic steatosis, increasing fat oxidation, and improving fibrosis and serum lipid parameters such as LDL cholesterol and triglycerides. Since announcing positive top-line data from the Phase 2a DUET trial in August 2023, we have decided to limit spend in the development of TERN-501 for MASH given the current regulatory and clinical development requirements for the indication. We continue to evaluate opportunities for TERN-501 in metabolic diseases. Based on non-clinical studies, THR-β agonism is a complementary mechanism to GLP-1 receptor antagonism, potentially providing broader metabolic and liver benefits in addition to increased weight loss. In June 2024, we highlighted preclinical data supporting TERN-501 in combination with a GLP-1R agonist for obesity at the American Diabetes Association 84th Scientific Sessions. TERN-501 significantly improved the efficacy of a GLP-1 receptor agonist in an obese mouse model by normalizing energy expenditure, resulting in greater weight loss, increased fat mass loss and relative preservation of lean mass compared to the GLP-1R agonist alone. These preclinical combination data support the potential for TERN-501 as a combination partner for injectable and oral GLP-1 agonists for use in obesity and other metabolic disorders.

TERN-800 series is our ongoing effort to discover small molecule GIPR modulators for obesity, which we believe has the potential for combination with GLP-1 receptor agonists. In preclinical studies, GIPR activation appears to reduce food intake and promote weight loss when combined with its incretin partner GLP-1. The overlapping body weight-lowering actions of both Glucose-dependent insulinotropic polypeptide (GIP) and GLP-1 suggests that combining the actions of these two peptide hormones may bolster glucose-lowering and appetite-suppressing effects beyond those observed with individual agents. We are prioritizing our discovery efforts towards nominating a GIPR antagonist development candidate based on in-house discoveries and growing scientific rationale supporting the potential of GLP-1 receptor agonist and GIPR antagonist combinations as treatments for obesity.

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

In February 2021, we received total net proceeds of $133.0 million through our initial public offering. In August 2022, December 2022, and September 2024, we received total net proceeds of $60.7 million, $80.8 million, and $161.9 million, respectively, through securities offerings. We also have active at-the-market facilities which will allow us to issue up to approximately $156 million in our securities. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028. We will need substantial additional funding to support our operating activities.

Results of operations

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Results of operations
Operating expenses:
Research and development	$70,112	$63,497	$6,615
General and administrative	31,759	39,061	(7,302)
Total operating expenses	101,871	102,558	(687)
Loss from operations	(101,871)	(102,558)	687
Other income:
Interest income	13,289	12,901	388
Other expense, net	(11)	(314)	303
Total other income, net	13,278	12,587	691
Loss before income taxes	(88,593)	(89,971)	1,378
Income tax expense	(260)	(239)	(21)
Net loss	$(88,853)	$(90,210)	$1,357

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

Internal expenses include:

•
personnel-related expenses, including salaries, benefits and stock-based compensation expense for personnel engaged in research and development functions. We use internal resources primarily to oversee the research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities; and
•
other expenses, including rent, depreciation, maintenance and allocated overhead.

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

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Research and development expenses
External expenses by program:
TERN-701	$15,757	$6,627	$9,130
TERN-601	15,486	7,247	8,239
TERN-501	881	17,819	(16,938)
Other programs	11,004	9,579	1,425
Total external expenses	43,128	41,272	1,856
Unallocated internal expenses:
Personnel-related expenses	25,732	21,017	4,715
Other expenses	1,252	1,208	44
Total research and development expenses	$70,112	$63,497	$6,615

The increase in research and development expenses for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to a $4.7 million net increase in personnel-related expenses from higher executive leadership transition costs, wages, annual bonuses, and stock-based compensation. Additionally, there was a $1.9 million increase related to clinical and pre-clinical program expenses.

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

The decrease in general and administrative expenses for the year ended December 31, 2024, compared to the same period in 2023, was primarily due to a $7.6 million net decrease in personnel-related expenses as there were higher expenses in 2023 related to executive leadership transitions, partially offset by a $0.3 million increase in other professional services consulting.

Interest income

Interest income primarily consists of interest income on our marketable securities.

Interest income for the year ended December 31, 2024 was $13.3 million compared to $12.9 million for the same period in 2023. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Other expense, net

Other expense, net for the year ended December 31, 2024 was less than $0.1 million compared to $0.3 million for the same period in 2023 which is consistent year over year.

Income tax expense

Income tax expense for the year ended December 31, 2024 was $0.3 million compared to $0.2 million for the same period in 2023 which is consistent year over year.

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

Sources of liquidity

We have primarily funded our operations through proceeds from the sale of shares of our common stock, convertible preferred stock and convertible promissory notes. We have devoted substantially all of our resources to research and development activities, organizing and staffing our company, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of December 31, 2024, we had an accumulated deficit of approximately $421.5 million and cash, cash equivalents and marketable securities of $358.2 million. For the year ended December 31, 2024, we had a net loss of approximately $88.9 million and negative cash flows from operations of approximately $70.0 million.

In March 2022, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen), as sales agent, pursuant to which we could offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares were offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which became effective in March 2022. This registration statement has now expired, the related Sales Agreement is terminated and we will not sell any additional shares under this at-the-market offering. There were 9,781,673 shares of our common stock sold for aggregate net proceeds of $66.6 million after deducting commissions and offering expenses pursuant to this agreement through December 31, 2024.

In May 2023, we entered into a Sales Agreement with Cowen, as sales agent, pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. This Sales Agreement remains in effect. There were no sales of our common stock pursuant to this agreement through December 31, 2024.

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

Cash flows

Operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $70.0 million and consisted primarily of our net loss of $88.9 million. This was partially offset by a $4.4 million increase from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued, and non-cash adjustments of $15.6 million of stock-based compensation, $2.1 million of net accretion on marketable securities, $0.6 million in amortization of operating lease assets and $0.3 million of depreciation.

Net cash used in operating activities for the year ended December 31, 2023 was $67.4 million and consisted primarily of our net loss of $90.2 million. This was partially offset by a $1.5 million increase from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued, and non-cash adjustments of $25.5 million of stock-based compensation, $0.3 million of depreciation, $5.2 million of net accretion on marketable securities, $0.1 million from changes in deferred tax and uncertain tax positions and $0.6 million in amortization of operating lease assets.

Investing activities

Net cash used in investing activities for the year ended December 31, 2024 was $12.4 million and consisted primarily of $169.9 million in purchases of investments. This was partially offset by proceeds from the sale and maturity of investments of $157.6 million.

Net cash used in investing activities for the year ended December 31, 2023 was $38.0 million and consisted primarily of $275.8 million in purchases of investments. This was partially offset by proceeds from the sale and maturity of investments of $237.8 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2024 was $164.0 million and consisted of $162.3 million in proceeds from the issuance of common stock and pre-funded warrants in connection with the September 2024 Financing, $1.4 million in proceeds from stock option exercises, and $0.6 million of proceeds from the issuance of common stock under our employee stock purchase plan. This was partially offset by $0.4 million in payments of deferred offering costs.

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

Accrued research and development expenses

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs, including fees paid to consultants and CROs in connection with nonclinical studies and clinical trials and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

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

Foreign currency exchange risk

Foreign currency risk arises from future commercial transactions and recognized assets and liabilities. A portion of our expense-related transactions are denominated in Chinese Yuan which is the functional currency of Terns Suzhou and Terns China.

Item 8. Financial Statements and Supplementary Data.

The financial statements of Terns Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2024:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Terns Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terns Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

San Mateo, California

March 20, 2025

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$161,439	$79,926
Marketable securities	196,725	183,514
Prepaid expenses and other current assets	3,945	3,992
Total current assets	362,109	267,432
Property and equipment, net	222	506
Operating lease assets	1,248	523
Other assets	350	56
Total assets	$363,929	$268,517
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,148	$2,515
Accrued expenses and other current liabilities	13,074	8,826
Current portion of operating lease liabilities	428	603
Total current liabilities	15,650	11,944
Taxes payable, non-current	1,490	1,206
Operating lease liabilities, non-current	919	—
Total liabilities	18,059	13,150
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at December 31, 2024 and 2023; 87,126,583 and 64,576,719 shares issued and outstanding at December 31, 2024 and 2023, respectively	9	6
Additional paid-in capital	767,621	588,008
Accumulated other comprehensive loss	(279)	(19)
Accumulated deficit	(421,481)	(332,628)
Total stockholders’ equity	345,870	255,367
Total liabilities and stockholders’ equity	$363,929	$268,517

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$70,112	$63,497
General and administrative	31,759	39,061
Total operating expenses	101,871	102,558
Loss from operations	(101,871)	(102,558)
Other income:
Interest income	13,289	12,901
Other expense, net	(11)	(314)
Total other income, net	13,278	12,587
Loss before income taxes	(88,593)	(89,971)
Income tax expense	(260)	(239)
Net loss	$(88,853)	$(90,210)

Net loss per share, basic and diluted	$(1.12)	$(1.27)
Weighted average common stock outstanding, basic and diluted	79,507,474	71,259,239

Other comprehensive loss:
Net loss	$(88,853)	$(90,210)
Unrealized (loss) gain on available-for-sale securities, net of tax	(235)	671
Foreign exchange translation adjustment, net of tax	(25)	132
Comprehensive loss	$(89,113)	$(89,407)

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	53,723,171	$5	$520,178	$(822)	$(242,418)	$276,943
Issuance of common stock in at-the-market offering	5,659,045	1	41,610	—	—	41,611
Issuance of common stock in connection with exercise of pre-funded warrants	4,878,446	—	—	—	—	—
Exercise of stock options	106,176	—	274	—	—	274
Vesting of restricted stock units with service conditions	50,401	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	159,480	—	410	—	—	410
Stock-based compensation expense	—	—	25,536	—	—	25,536
Unrealized gain on available-for-sale securities	—	—	—	671	—	671
Foreign exchange translation adjustment	—	—	—	132	—	132
Net loss	—	—	—	—	(90,210)	(90,210)
Balances at December 31, 2023	64,576,719	$6	$588,008	$(19)	$(332,628)	$255,367
Issuance of common stock and pre-funded warrants, net of issuance costs of $394	14,064,048	2	161,916	—	—	161,918
Issuance of common stock in connection with exercise of pre-funded warrants	7,941,366	1	(1)	—	—	—
Exercise of stock options	244,913	—	1,448	—	—	1,448
Vesting of restricted stock units with service conditions	160,936	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	138,601	—	623	—	—	623
Stock-based compensation expense	—	—	15,627	—	—	15,627
Unrealized loss on available-for-sale securities	—	—	—	(235)	—	(235)
Foreign exchange translation adjustment	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(88,853)	(88,853)
Balances at December 31, 2024	87,126,583	$9	$767,621	$(279)	$(421,481)	$345,870

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(88,853)	$(90,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,627	25,536
Depreciation expense	319	292
Net accretion on marketable securities	(2,090)	(5,213)
Change in deferred taxes and uncertain tax positions	23	141
Amortization of right-of-use assets	577	589
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	47	(1,921)
Accrued interest, net of interest received	1,012	184
Accounts payable	(367)	1,149
Accrued expenses and other current liabilities	4,244	2,729
Operating lease liabilities	(555)	(666)
Net cash used in operating activities	(70,016)	(67,390)
Cash flows from investing activities:
Purchase of property and equipment	(42)	(52)
Purchase of marketable securities	(169,942)	(275,781)
Proceeds from maturities of marketable securities	157,574	237,846
Net cash used in investing activities	(12,410)	(37,987)
Cash flows from financing activities:
Net proceeds from the issuance of common stock and pre-funded warrants	162,312	—
Net proceeds from issuance of common stock in at-the-market offering	—	41,611
Payment of deferred offering costs	(388)	(344)
Proceeds from the issuance of common stock under employee stock purchase plan	623	410
Proceeds from stock option exercises	1,448	274
Net cash provided by financing activities	163,995	41,951
Effect of exchange rate changes on cash and cash equivalents	(56)	117
Net increase (decrease) in cash and cash equivalents	81,513	(63,309)
Cash and cash equivalents at beginning of period	79,926	143,235
Cash and cash equivalents at end of period	$161,439	$79,926
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$626	$721
Cash paid for taxes	$60	$28
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,302	$65
Deferred offering costs included in accrued expense	$6	$—

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

Reclassifications

Certain reclassifications have been made to prior period balances in the accompanying Consolidated Financial Statements and Notes thereto to conform to the current year presentation. The reclassifications had no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals.

At-the-Market Offering

In March 2022, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company could offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $75.0 million in an at-the-market offering. The shares were offered pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC which became effective in March 2022. This registration statement has now expired, the related Sales Agreement is terminated and the Company will not sell any additional shares under this at-the-market offering. As of December 31, 2024, there were 9,781,673 shares of our common stock sold for aggregate net proceeds of $66.6 million after deducting commissions and offering expenses pursuant to this agreement. There were no sales of the Company's common stock pursuant to this agreement during the year ended December 31, 2024.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2023, the Company entered into a Sales Agreement with Cowen as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. This Sales Agreement remains in effect. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. There were no sales of the Company's common stock pursuant to this agreement through December 31, 2024.

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

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $23.4 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. No pre-funded warrants have been exercised as of December 31, 2024.

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

The Company classifies as available-for-sale marketable securities with a remaining maturity when purchased of greater than three months. The Company’s marketable securities are maintained by investment managers and consist of U.S. government securities. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest income and/or expense. Gains and losses on securities sold are recorded based on the specific identification method and are included in interest income, net in the consolidated statements of operations and comprehensive loss. The Company has not incurred any material realized gains or losses from sales of securities to date.

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

Operating lease ROU assets and liabilities are recognized on the balance sheet at the lease commencement date based on the present value of the future minimum lease payments over the lease term. In determining the net present value of the lease payments, the Company uses its incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Any lease incentives received are deferred and recorded as a reduction of the ROU asset and amortized over the term of the lease. The Company does not separate lease and non-lease components and instead treats them as a single component. Rent expense is recognized on a straight-line basis over the lease term. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

The Company elected to not apply the recognition requirements of the new leasing standard to short term leases with terms of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For short-term leases, lease payments are recognized as operating expenses on a straight-line basis over the lease term. As a result, leases with a term of 12 months or less are not recognized on the balance sheet.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

	December 31,
(in thousands)	2024	2023
Research and development costs	$3,388	$2,010
Compensation and benefit costs	7,912	5,683
Accrued professional fees	1,319	855
Other	455	278
Total accrued expenses and other current liabilities	$13,074	$8,826

Executive Leadership Transition

In August 2023, Bryan Yoon, former chief operating officer and general counsel, and Mark Vignola, Ph.D., former chief financial officer, received retention awards payable in cash in the aggregate amount of $0.5 million for Mr. Yoon and $0.7 million for Dr. Vignola. Each retention award was payable in two installments of 33% of the award on February 1, 2024 and 67% of the award on August 1, 2024, subject to the applicable officer’s continued employment with the Company through such date. Expense was recognized on a straight-line basis over the requisite service period. During the year ended December 31, 2024, the Company recognized an expense of $0.7 million related to the retention awards. The retention awards were fully paid as of December 31, 2024. The expenses were recognized as operating expenses within the Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2024, Mr. Yoon entered into a separation agreement with the Company. The separation agreement provided for Mr. Yoon’s continued service as chief operating officer and special counsel for a transition period until September 3, 2024. Pursuant to the separation agreement, Mr. Yoon is entitled to receive severance in the amount of $0.5 million, equivalent to 12 months of his annual base salary, the remaining unpaid portion of his retention award of $0.3 million and a pro rata portion of his target annual bonus for 2024 of $0.1 million. During the year ended December 31, 2024, the Company recorded an accrued liability and recognized expense of $0.6 million related to the departure of the former chief operating officer. As of December 31, 2024, the ending accrued liability was $0.5 million and is presented within the Consolidated Balance Sheets under Accrued expenses and other current liabilities. Additionally, the separation agreement provides that the time for Mr. Yoon to exercise any outstanding equity award that is vested as of the separation date shall continue to April 30, 2025. As a result of the change in terms for these option grants to Mr. Yoon, the Company recognized an additional $0.6 million in stock-based compensation expense during the year ended December 31, 2024. The expenses were recognized as operating expenses within the Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In July 2024, Dr. Vignola entered into a transition agreement with the Company. The transition agreement provided for Dr. Vignola’s continued service as chief financial officer for a transition period until the date of his separation from employment, February 1, 2025. Pursuant to the transition agreement, Dr. Vignola is entitled to receive severance in the amount of $0.5 million, equivalent to 12 months of his annual base salary, the remaining unpaid portion of his retention award of $0.5 million, his target annual bonus for 2024 of $0.2 million and a pro rata portion of his target annual bonus for 2025. In addition, the Company has paid Dr. Vignola an additional retention bonus in the amount of $0.5 million, provided Dr. Vignola remained employed until February 1, 2025, with such additional retention bonus being payable in a pro rata amount under certain conditions per the transition agreement. During the year ended December 31, 2024, the Company recorded an accrued liability and recognized expense of $1.0 million related to the planned transition of the former chief financial officer. As of December 31, 2024, the ending accrued liability was $1.1 million and is presented within the Consolidated Balance Sheets under Accrued expenses and other current liabilities. Additionally, the transition agreement provided that the time for Dr. Vignola to exercise any outstanding equity award that is vested as of the separation date shall continue to the end of the 12th month following the separation date. As a result of the change in terms for these option grants to Dr. Vignola, the Company recognized an additional $0.4 million in stock-based compensation expense during the year ended December 31, 2024. The expenses were recognized as operating expenses within the Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In November 2023, Erin Quirk, M.D., former president and head of research & development, received a retention award payable in cash in the aggregate amount of $0.6 million and a recognition bonus in the aggregate amount of $0.1 million. The retention award was payable in two installments of 33% of the award on February 1, 2024, and 67% of the award on August 1, 2024, and the recognition bonus was payable on January 1, 2024, subject to Dr. Quirk's continued employment with the Company through such date. Expense was recognized on a straight-line basis over the requisite service period. On May 7, 2024, Dr. Quirk entered into a separation agreement with the Company. Pursuant to the separation agreement, Dr. Quirk was entitled to receive severance in the amount of $0.2 million and the remaining unpaid portion of her recognition bonus of $0.4 million. As of December 31, 2024, there was no ending accrued liability as all balances have been paid. During the year ended December 31, 2024, the vesting of each equity award held by Dr. Quirk was accelerated with respect to the number of shares of common stock that would have become vested had Dr. Quirk remained employed at the Company through August 31, 2024, and the time for Dr. Quirk to exercise any vested stock options continued up to November 30, 2024. As a result of the change in terms for these option grants to Dr. Quirk in May 2024, the Company recognized $0.4 million in stock-based compensation expense during year ended December 31, 2024. The expenses were recognized as operating expenses within the Consolidated Statements of Operations and Comprehensive Loss under Research and development.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2023, the Company and Senthil Sundaram, former chief executive officer, entered into a separation agreement. Pursuant to the separation agreement, Mr. Sundaram was entitled to receive severance in the amount of $0.6 million and 100% of his annual target discretionary bonus for 2023 in the amount of $0.3 million. During the year ended December 31, 2023, the Company recorded an accrued liability and recognized expense of $0.9 million related to the departure of the former chief executive officer. As of December 31, 2024, there was no ending accrued liability as all balances have been paid. The vesting of each equity award held by Mr. Sundaram was fully accelerated as of December 31, 2023. As a result of the change in service period for all outstanding unvested option grants to the Company’s former chief executive officer in August 2023, the Company recognized $10.5 million in stock-based compensation expense during year ended December 31, 2023. The expense was recognized as operating expenses within the Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing the net income (loss) per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of December 31, 2024 included pre-funded warrants, as the warrants were issued for minimal consideration and were immediately exercisable.

Diluted net income (loss) per share of common stock is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share of common stock is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares.

The Company reported a net loss for the years ended December 31, 2024 and 2023. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2024	2023
Options to purchase common stock	10,610,387	8,349,922
Unvested restricted stock units with service conditions	547,430	365,892
Unvested restricted stock units with market conditions	150,000	—
Shares issuable under employee stock purchase plan	13,983	16,258
Total	11,321,800	8,732,072

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

Property and equipment, net consisted of the following:

		December 31,
(in thousands)	Estimated Useful Lives	2024	2023
Leasehold improvements	Shorter of remaining life of lease or useful life of asset	$750	$734
Furniture and fixtures	5 years	302	303
Computer equipment	3 years	170	162
Office equipment	5 years	145	146
Lab equipment	3 to 5 years	747	770
Property and equipment, gross		2,114	2,115
Less: Accumulated depreciation		(1,892)	(1,609)
Total property and equipment, net		$222	$506

The Company recognized depreciation expense related to these assets of $0.3 million during the years ended December 31, 2024 and 2023.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2023-07 effective for the fiscal year beginning January 1, 2024. There was no impact on the Company’s reportable segments. Incremental disclosure requirements have been included in the footnotes.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.
Cash Equivalents and Marketable Securities

The amortized cost and fair value of cash equivalents and marketable securities by major security type is as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$147,566	$—	$—	$147,566
U.S. government securities	196,803	175	(253)	196,725
Total	$344,369	$175	$(253)	$344,291

Classified as:
Cash equivalents				$147,566
Marketable securities				196,725
Total				$344,291

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$33,788	$—	$—	$33,788
U.S. government securities	183,357	219	(62)	183,514
Total	$217,145	$219	$(62)	$217,302

Classified as:
Cash equivalents				$33,788
Marketable securities				183,514
Total				$217,302

The aggregate fair value of the Company’s available-for-sale marketable securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$119,081	$(252)	$2,007	$(1)	$121,088	$(253)
Total	$119,081	$(252)	$2,007	$(1)	$121,088	$(253)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$80,461	$(62)	$—	$—	$80,461	$(62)
Total	$80,461	$(62)	$—	$—	$80,461	$(62)

At December 31, 2024, the Company had 11 available-for-sale marketable securities in an unrealized loss position without an allowance for credit losses. The Company does not intend to sell these securities and the Company believes it is more likely than not that marketable securities in an unrealized loss position will be held until maturity and that the Company will not be required to sell these securities before recovery of their amortized cost basis. The Company believes that an allowance for credit losses is unnecessary as the securities are of high credit quality and the decline in fair value is due to market conditions and/or changes in interest rates.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$13,873	$—	$—	$13,873
Money market funds	147,566	—	—	147,566
Total cash and cash equivalents	$161,439	$—	$—	$161,439
Marketable securities
U.S. government securities	$—	$196,725	$—	$196,725
Total marketable securities	$—	$196,725	$—	$196,725

	Fair Value at December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$46,138	$—	$—	$46,138
Money market funds	33,788	—	—	33,788
Total cash and cash equivalents	$79,926	$—	$—	$79,926
Marketable securities
U.S. government securities	$—	$183,514	$—	$183,514
Total marketable securities	$—	$183,514	$—	$183,514

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amortized cost and fair value of marketable securities as of December 31, 2024, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$108,559	$108,711
Due after one year through two years	88,244	88,014
Total marketable securities	$196,803	$196,725

During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

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

Components of lease cost are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$651	$648
Short-term cost	15	17
Total lease cost	$666	$665

	December 31,
	2024	2023
Weighted-average remaining lease term	2.92	0.84
Weighted-average discount rate	10.00%	6.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2025	$544
2026	545
2027	465
2028 and thereafter	—
Total lease payments	1,554
Less: Imputed interest	(207)
Present value of lease liabilities	1,347
Less: Current portion of lease liabilities	(428)
Total lease liabilities, non-current	$919

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.
Common Stock and Stock-Based Compensation

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001. There were no shares of preferred stock outstanding as of December 31, 2024 and 2023.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2024	2023
Options outstanding under incentive award plans	10,610,387	8,349,922
Unvested restricted stock units with service conditions	547,430	365,892
Unvested restricted stock units with market conditions	150,000	—
Shares available for future grant under incentive award plans	4,092,569	1,005,587
Shares available for future grant under employee stock purchase plans	1,208,837	701,671
Shares available for future grant under employment inducement award plans	2,685,001	3,291,000
Pre-funded warrants	4,190,952	9,751,500
Total shares reserved	23,485,176	23,465,572

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through December 31, 2024, no cash dividends have been declared or paid by the Company.

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

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. As of December 31, 2024, 4,092,569 shares of the Company’s common stock were available for future grants under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 4,356,329 shares effective as of January 1, 2025.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. As of December 31, 2024, 1,208,837 shares of the Company’s common stock were available for future grants under the 2021 ESPP. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 871,265 shares effective as of January 1, 2025.

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

As of December 31, 2024, there was $0.5 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.13 years as of December 31, 2024. There were 138,601 shares purchased by employees under the ESPP during the year ended December 31, 2024.

2022 Employment Inducement Award Plan

In September 2022, the Company's compensation committee approved the 2022 Inducement Plan, which authorized 1,400,000 shares of common stock to be issued and permits the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and RSU awards to newly hired employees and officers. In August 2024 and September 2023, the Company approved amendments to the 2022 Inducement Plan which increased the number of authorized shares reserved for issuance by 2,250,000 and 3,113,250 shares, respectively. As of December 31, 2024, 2,685,001 shares of the Company's common stock were available for future grants under the 2022 Inducement Plan.

Pre-Funded Warrants

In September 2024, the Company sold pre-funded warrants to purchase 2,380,952 shares of common stock at a price of $10.4999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock sold in the same offering, minus the $0.0001 per share exercise price of such pre-funded warrant. As of December 31, 2024, no pre-funded warrants have been exercised.

In August 2022, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of December 31, 2024, 12,820,000 pre-funded warrants have been exercised.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option activity for all stock plans during the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	4,823,928	$8.22	8.46	$11,721
Granted	4,269,925	9.51
Exercised	(106,176)	2.58		925
Forfeited	(637,755)	6.99
Outstanding as of December 31, 2023	8,349,922	$9.04	6.82	$2,225
Granted	4,948,813	6.69
Exercised	(244,913)	5.91		723
Forfeited	(2,443,435)	8.81
Outstanding as of December 31, 2024	10,610,387	$8.07	6.66	$1,288
Exercisable, December 31, 2024	5,151,571	$8.91	4.05	$931
Vested and expected to vest, December 31, 2024	10,610,387	$8.07	6.66	$1,288

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2024 and 2023, there was $23.4 million and $21.7 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.90 years as of December 31, 2024.

The total fair value of options vested during the year ended December 31, 2024 and 2023 was $13.1 million and $20.2 million, respectively.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the RSUs with service conditions activity for all stock plans during the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested restricted stock units as of December 31, 2022	128,280	$4.09
Granted	308,013	9.86
Vested	(50,401)	4.11
Forfeited	(20,000)	7.04
Unvested restricted stock units as of December 31, 2023	365,892	$8.79
Granted	635,650	6.16
Vested	(160,936)	8.58
Forfeited	(293,176)	6.39
Unvested restricted stock units as of December 31, 2024	547,430	$7.09

As of December 31, 2024 and 2023, there was $3.0 million and $2.5 million, respectively, of unrecognized stock-based compensation expense related to RSUs with service conditions. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.59 years as of December 31, 2024.

The total fair value of RSUs with service conditions vested during the years ended December 31, 2024 and 2023 was $1.4 million and $0.2 million, respectively.

Restricted Stock Units with Market Conditions

In March 2024, the Company granted 150,000 RSUs with market conditions, which are subject to the achievement of certain escalating stock price thresholds established by the Company's compensation committee of the board of directors. The RSUs with market conditions vest in equal installments upon the achievement of escalating stock price thresholds of $15.00 and $20.00, respectively, calculated based on the average price per share of the Company’s common stock for a period of 30 consecutive trading days equaling or exceeding the applicable price threshold, with vesting occurring as of the last day of the 30 consecutive trading day period. The escalating stock price thresholds can be met any time after the first anniversary of employment of the recipient but prior to the fourth anniversary from the date of grant.

The Company estimated the fair value of RSUs with market conditions granted using a Monte Carlo simulation model with the following assumptions:

Year Ended December 31, 2024
Expected volatility	78.45%
Risk-free interest rate	4.27%
Fair value of underlying common stock	$7.31
Weighted average grant-date fair value per share	$5.39

As of December 31, 2024, none of the escalating stock price thresholds had been met for any of the RSUs with market conditions, resulting in no shares vested.

As of December 31, 2024, there was $0.4 million of unrecognized stock-based compensation expense related to RSUs with market conditions which is estimated to be recognized over a period of 0.81 years.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s ESPP using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Year Ended December 31,
	2024	2023
Stock Option Plans
Expected term (years)	6.04	6.05
Expected volatility	76.75%	73.84%
Risk-free interest rate	4.22%	3.62%
Fair value of underlying common stock	$6.69	$9.51
Weighted average grant-date fair value per share	$4.66	$6.41
Employee Stock Purchase Plans
Expected term (years)	1.13	1.33
Expected volatility	77.92%	82.05%
Risk-free interest rate	4.69%	4.84%
Fair value of underlying common stock	$6.13	$7.48
Weighted average grant-date fair value per share	$2.89	$3.84

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development expense	$6,709	$5,870
General and administrative expense	8,918	19,666
Total stock-based compensation expense	$15,627	$25,536

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.
Income Tax

The following table presents domestic and foreign components of income (loss) before income taxes:

	Year Ended December 31,
(in thousands)	2024	2023
U.S.	$(89,010)	$(90,017)
Foreign	417	46
Total loss before income tax	$(88,593)	$(89,971)

The following table presents the provision for income taxes:

	Year Ended December 31,
(in thousands)	2024	2023
Current
Federal	$—	$5
State	31	14
Foreign	523	239
Total current	$554	$258
Deferred
Foreign	$(294)	$(19)
Total deferred	$(294)	$(19)
Total income tax expense	$260	$239

The reconciliation of the U.S. federal statutory income tax benefit to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Tax benefit at U.S. statutory rate	21.00%	21.00%
State income taxes, net of Federal tax benefit	(0.03)	(0.02)
Foreign income taxed at non-U.S. rates	(0.02)	(0.07)
Other permanent items	(0.12)	(0.10)
Deferred tax asset write-off	(3.47)	(5.05)
Stock-based compensation	(2.01)	(0.39)
Research and development credits	2.56	3.99
Unrecognized tax benefit	2.43	(1.21)
162(m) limitation	(0.33)	(0.04)
Global intangible low-taxed income	(0.48)	(0.05)
Increase in valuation allowance	(19.86)	(18.74)
Other	0.04	0.41
	(0.29)%	(0.27)%

The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% was primarily due to the change in valuation allowance.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Accruals and reserves	$1,821	$1,280
Intangibles	9,626	11,288
Stock-based compensation	4,783	3,730
Net operating loss	28,004	19,929
Research and development credits	8,919	6,551
Lease liability	271	114
Capitalized research and development	25,315	16,839
Other	101	72
Valuation allowance	(78,220)	(59,621)
Total deferred tax assets	$620	$182
Deferred tax liabilities:
Fixed assets	$(12)	$(29)
Operating lease assets	(258)	(97)
Total deferred tax liabilities	$(270)	$(126)
Net deferred tax assets	$350	$56

As of December 31, 2024, the Company recorded a full valuation allowance against its U.S. net deferred tax assets as it believes these deferred tax assets were not realizable on a more likely than not basis. This is based upon the weight of available evidence, including historical operating performance, and that a net loss will be expected to occur in the foreseeable future.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $132.8 million and $3.2 million, respectively. The federal net operating loss has an indefinite carryforward while the state net operating loss will begin to expire in 2041. As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $94.8 million and $2.2 million, respectively.

As of December 31, 2024 and 2023, the Company had federal Research & Development (R&D) credit carryforwards of approximately $9.5 million and $7.5 million, respectively, which will begin to expire in 2039. As of December 31, 2024 and 2023, the Company had California R&D credit carryforwards of approximately $4.7 million and $2.9 million, respectively, which do not expire.

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

As of December 31, 2024, the Company has provided U.S. income taxes on all its foreign earnings. The Company continues to permanently reinvest the cash held offshore to support its working capital needs, as of end of the year. Any withholding taxes from the foreign jurisdictions in the event of a cash distribution would have been immaterial.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 and 2023, the total amount of unrecognized tax benefits was $5.5 million and $7.5 million, respectively, $1.0 million and $4.1 million of which would affect income tax expense, if recognized, before consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Unrecognized tax benefit at beginning of year	$7,506	$6,316
Increases related to prior year tax positions	84	14
Increases related to current year tax positions	1,490	1,339
Decreases related to prior year tax positions	(3,538)	(163)
Unrecognized tax benefit at end of year	$5,542	$7,506

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2024 and 2023, the total amount of gross interest and penalties accrued was $0.5 million and $0.4 million, respectively.

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

In June 2019, the Company paid Vintagence an upfront payment of $0.7 million. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of December 31, 2024, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company's investigational new drug filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has not recognized any research and development expense during the years ended December 31, 2024 and 2023 related to this agreement.

Hansoh Option and License Agreement

In July 2020, the Company entered into an exclusive option and license agreement with Hansoh (Shanghai) Healthtech Co., Ltd. (Hansoh Healthtech) and Jiangsu Hansoh Pharmaceutical Group Company Ltd. (Jiangsu Hansoh) (collectively, Hansoh) (Hansoh 2020 Option and License Agreement). Under the terms of the Hansoh 2020 Option and License Agreement, the Company granted Hansoh an exclusive, non-transferable, non-sublicensable, fully-paid, royalty-free license to conduct preliminary studies on the licensed compound, TERN-701, with an option to exclusively license the same for development and commercialization of licensed products in all prophylactic, palliative, therapeutic and/or diagnostic uses in connection with all human diseases and disorders (including development and research activities on animal models thereof) in the field of oncology, including all types of cancers (Field) in mainland China, Taiwan, Hong Kong and Macau (collectively, the Territory).

In November 2021, Hansoh exercised its option and was granted an exclusive, royalty-bearing license, with the right to sublicense to exploit the licensed compound and licensed products in the Field and in the Territory. In connection with Hansoh’s exercise of its option in November 2021, the Company recognized $1.0 million in license fee revenue within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. In addition, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of December 31, 2024, no milestones have been met and future payments are all constrained.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.
Segment Reporting

The Company has one reportable segment, the consolidated entity’s operations, relating to the research and development of its portfolio of small-molecule product candidates to address serious diseases including oncology and obesity.

The Company’s chief operating decision maker (the CODM), its chief executive officer, manages the Company’s operations as a single segment for the purposes of assessing performance and making operating decisions. When evaluating the Company’s financial position, the CODM reviews, as presented on a consolidated basis, cash, cash equivalents and marketable securities, total assets, cash flows from operating activities, research and development expenses by program, personnel and other, general and administrative expenses and net loss.

Cash, cash equivalents and marketable securities and total assets are presented within Item 8, Financial Statements and Supplementary Data, under Consolidated Balance Sheets. Cash flows from operating activities are presented within Item 8, Financial Statements and Supplementary Data, under Consolidated Statements of Cash Flows.

Consolidated segment loss, including segment expenses reviewed by the CODM, include the following:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development expenses
External expenses by program:
TERN-701	$15,757	$6,627
TERN-601	15,486	7,247
TERN-501	881	17,819
Other programs	11,004	9,579
Total external expenses	43,128	41,272
Unallocated internal expenses:
Personnel-related expenses	25,732	21,017
Other expenses	1,252	1,208
Total research and development expenses	70,112	63,497
General and administrative	31,759	39,061
Total operating expenses	101,871	102,558
Loss from operations	(101,871)	(102,558)
Other income:
Interest income	13,289	12,901
Other expense, net	(11)	(314)
Total other income, net	13,278	12,587
Loss before income taxes	(88,593)	(89,971)
Income tax expense	(260)	(239)
Net loss	$(88,853)	$(90,210)

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024, management, with the supervision and participation of our chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and the chief financial officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our chief executive officer and the chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024 based on those criteria.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended December 31, 2024 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers, or the Company, has entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), in each case as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this report by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/10/2023	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.3	Description of Securities.				X

4.4	Form of Pre-Funded Warrant (August 2022).	8-K	8/16/2022	4.1

4.5	Form of Pre-Funded Warrant (September 2024).	8-K	9/12/2024	4.1

4.6	Amended and Restated Investors’ Rights Agreement, dated December 29, 2020, by and among the Registrant and the investors listed therein.	S-1	1/15/2021	10.1

10.1	Lease, dated March 1, 2019, by and between the Registrant and DWF IV Century Plaza, LLC.	S-1	1/15/2021	10.2

10.2(a)#	2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(a)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(b)

10.2(c)#	Form of Early Exercise Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(c)

10.2(d)#	Form of International Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(d)

10.3(a)#	2021 Incentive Award Plan.	S-8	2/12/2021	99.2(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(b)

10.3(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(d)

10.4#	2021 Employee Stock Purchase Plan.	S-8	2/12/2021	99.3

10.5#	Amended and Restated Employment Agreement by and between the Registrant and Erin Quirk, M.D.	10-K	3/14/2024	10.6#

10.6#	Amended and Restated Employment Agreement by and between the Registrant and Bryan Yoon, Esq.	10-K	3/14/2024	10.8#

10.7#	Employment Agreement by and between the Registrant and Jill M. Quigley.	10-K	3/14/2024	10.9#

10.8#	Amended and Restated Employment Agreement by and between the Registrant and Mark Vignola.	10-K	3/14/2024	10.10#

10.9#	Second Amended and Restated Non-employee Director Compensation Program, as amended.				X

10.10	Form of Indemnification Agreement for directors and officers.	S-1/A	2/1/2021	10.11

10.11†	Assignment Agreement, dated as of June 24, 2019, by and among Terns Pharmaceuticals, Inc. and Vintagence Biotechnology Ltd.	S-1	1/15/2021	10.15

10.12†	Exclusive Option and License, dated as of July 27, 2020, by and among Terns Pharmaceuticals, Inc., Terns, Inc., CaspianTern LLC, Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd.	S-1	1/15/2021	10.16

10.13(a)#	2022 Employment Inducement Award Plan.	10-Q	11/9/2022	10.1(a)#

10.13(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan.	10-Q	11/9/2022	10.1(b)#

10.13(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan.	10-Q	11/9/2022	10.1(c)#

10.13(d)#	Amendment No. 1 to 2022 Employment Inducement Award Plan.	10-Q	11/14/2023	10.2#

10.14	Sales Agreement, dated May 15, 2023, by and between Terns Pharmaceuticals, Inc. and Cowen and Company, LLC.	8-K	5/15/2023	1.1

10.15#	Separation Agreement between Terns, Inc. and Bryan Yoon dated July 23, 2024.	10-Q	11/12/2024	10.1#

10.16#	Transition Agreement between Terns, Inc. and Mark Vignola dated July 23, 2024.	10-Q	11/12/2024	10.2#

10.17#	Amendment No. 2 to 2022 Employment Inducement Award Plan.	10-Q	11/12/2024	10.3#

10.18	First Amendment to Office Lease dated July 1, 2024.	8-K	7/3/2024	10.1

10.19#	Separation Agreement between Terns, Inc. and Erin Quirk dated May 7, 2024.	10-Q	8/5/2024	10.1#

10.20#	Employment Agreement by and between the Registrant and Amy Burroughs dated February 7, 2024.	10-Q	5/13/2024	10.2#

10.21#	Reference is made to Exhibit 97.0.

19.1	Terns Pharmaceuticals, Inc. Insider Trading Policy.				X

21.1	List of subsidiaries.	S-1	1/15/2021	21.1

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page hereto.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.0#	Clawback Policy.	10-Q	11/14/2023	10.3#

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERNS PHARMACEUTICALS, INC.

Date: March 20, 2025	By:	/s/ Amy Burroughs
Amy Burroughs
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amy Burroughs and Andrew Gengos as his or her true and lawful attorney-in-fact and agent, with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amy Burroughs	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2025
Amy Burroughs

/s/ Andrew Gengos	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2025
Andrew Gengos

/s/ David Fellows	Chairman of the Board of Directors	March 20, 2025
David Fellows

/s/ Robert Azelby	Director	March 20, 2025
Robert Azelby

/s/ Jeffrey Kindler	Director	March 20, 2025
Jeffrey Kindler, Esq.

/s/ Hongbo Lu	Director	March 20, 2025
Hongbo Lu, Ph.D

/s/ Jill Quigley	Director	March 20, 2025
Jill Quigley, Esq.

/s/ Radhika Tripuraneni	Director	March 20, 2025
Radhika Tripuraneni, M.D., M.P.H.

/s/ Heather Turner	Director	March 20, 2025
Heather Turner, J.D.