Form 10-Q
period 2025-03-31
Terns Pharmaceuticals, Inc.
filed 2025-05-08
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 87,337,801 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the scope of protection we are able to establish, maintain, protect and enforce for intellectual property rights covering our product candidates, including the projected terms of patent protection;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$139,023	$161,439
Marketable securities	195,241	196,725
Prepaid expenses and other current assets	3,484	3,945
Total current assets	337,748	362,109
Property and equipment, net	82	222
Operating lease assets	1,134	1,248
Other assets	351	350
Total assets	$339,315	$363,929
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,778	$2,148
Accrued expenses and other current liabilities	7,728	13,074
Current portion of operating lease liabilities	429	428
Total current liabilities	10,935	15,650
Taxes payable, non-current	1,531	1,490
Operating lease liabilities, non-current	806	919
Total liabilities	13,272	18,059
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at March 31, 2025 and December 31, 2024; 87,297,629 and 87,126,583 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	771,372	767,621
Accumulated other comprehensive income (loss)	51	(279)
Accumulated deficit	(445,389)	(421,481)
Total stockholders’ equity	326,043	345,870
Total liabilities and stockholders’ equity	$339,315	$363,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$18,720	$18,587
General and administrative	8,707	6,859
Total operating expenses	27,427	25,446
Loss from operations	(27,427)	(25,446)
Other income:
Interest income	3,643	3,182
Other expense, net	(36)	(12)
Total other income, net	3,607	3,170
Loss before income taxes	(23,820)	(22,276)
Income tax expense	(88)	(97)
Net loss	$(23,908)	$(22,373)

Net loss per share, basic and diluted	$(0.26)	$(0.30)
Weighted average common stock outstanding, basic and diluted	91,473,948	74,399,378

Other comprehensive loss:
Net loss	$(23,908)	$(22,373)
Net unrealized gain (loss) on available-for-sale securities, net of tax	339	(293)
Foreign exchange translation adjustment, net of tax	(9)	(9)
Comprehensive loss	$(23,578)	$(22,675)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except share data)

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2024	87,126,583	$9	$767,621	$(279)	$(421,481)	$345,870
Exercise of stock options	42,000	—	74	—	—	74
Vesting of restricted stock units with service conditions	129,046	—	—	—	—	—
Stock-based compensation expense	—	—	3,677	—	—	3,677
Net unrealized gain on available-for-sale securities	—	—	—	339	—	339
Foreign exchange translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(23,908)	(23,908)
Balances at March 31, 2025	87,297,629	$9	$771,372	$51	$(445,389)	$326,043

Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	64,576,719	$6	$588,008	$(19)	$(332,628)	$255,367
Vesting of restricted stock units with service conditions	74,974	—	—	—	—	—
Stock-based compensation expense	—	—	4,028	—	—	4,028
Net unrealized loss on available-for-sale securities	—	—	—	(293)	—	(293)
Foreign exchange translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(22,373)	(22,373)
Balances at March 31, 2024	64,651,693	$6	$592,036	$(321)	$(355,001)	$236,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(23,908)	$(22,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,677	4,028
Depreciation expense	55	82
Net accretion on marketable securities	(109)	(915)
Change in deferred taxes and uncertain tax positions	34	34
Amortization of right-of-use assets	114	154
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	547	(1,249)
Accrued interest, net of interest received	(27)	555
Accounts payable	630	(814)
Accrued expenses and other current liabilities	(5,341)	(2,125)
Operating lease liabilities	(112)	(175)
Net cash used in operating activities	(24,440)	(22,798)
Cash flows from investing activities:
Purchase of property and equipment	—	(29)
Purchase of marketable securities	(25,041)	(50,594)
Proceeds from maturities of marketable securities	27,000	58,620
Net cash provided by investing activities	1,959	7,997
Cash flows from financing activities:
Payment of deferred offering costs	(6)	—
Proceeds from stock option exercises	74	—
Net cash provided by financing activities	68	—
Effect of exchange rate changes on cash and cash equivalents	(3)	(26)
Net decrease in cash and cash equivalents	(22,416)	(14,827)
Cash and cash equivalents at beginning of period	161,439	79,926
Cash and cash equivalents at end of period	$139,023	$65,099
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$106	$183

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

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of Terns and its wholly owned subsidiaries Terns U.S. Opco and Terns Hong Kong and its wholly owned subsidiaries Terns China and Terns Suzhou, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future periods.

Reclassifications

Certain reclassifications have been made to prior period balances in the accompanying Condensed Consolidated Financial Statements and Notes thereto to conform to the current year presentation. The reclassifications had no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals.

Unaudited Interim Financial Information

These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (the Annual Report) for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (SEC) on March 20, 2025. There have been no significant changes to the Company's significant accounting policies described in Note 1, Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2024.

Any reference to these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASUs) of the Financial Accounting Standards Board (FASB).

At-the-Market Offering

In May 2023, the Company entered into a Sales Agreement with Cowen (Sales Agreement) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. This Sales Agreement remains in effect. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. There were no sales of the Company's common stock pursuant to this agreement through March 31, 2025.

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

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $23.4 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. No pre-funded warrants have been exercised as of March 31, 2025.

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

The Company elected to not apply the recognition requirements of the new leasing standard to short-term leases with terms of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For short-term leases, lease payments are recognized as operating expenses on a straight-line basis over the lease term. As a result, leases with a term of 12 months or less are not recognized on the balance sheet.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	March 31, 2025	December 31, 2024
Research and development costs	$3,354	$3,388
Compensation and benefit costs	2,615	7,912
Accrued professional fees	1,179	1,319
Other	580	455
Total accrued expenses and other current liabilities	$7,728	$13,074

Executive Leadership Transition

In August 2023, Bryan Yoon, former chief operating officer and general counsel, and Mark Vignola, Ph.D., former chief financial officer, received retention awards that were fully paid in 2024. During the year ended December 31, 2024, the Company recognized an expense of $0.7 million related to the retention awards. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In July 2024, Mr. Yoon entered into a separation agreement with the Company. During the year ended December 31, 2024, the Company recorded an accrued liability and recognized expense of $0.6 million related to the departure. As of March 31, 2025, the ending accrued liability was $0.3 million and is presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. Additionally, the separation agreement provided that the time for Mr. Yoon to exercise any outstanding equity award that is vested as of the separation date shall continue to April 30, 2025. As a result of the change in terms for these option grants to Mr. Yoon, the Company recognized an additional $0.6 million in stock-based compensation expense during the year ended December 31, 2024. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In July 2024, Dr. Vignola entered into a transition agreement with the Company. During the year ended December 31, 2024, the Company recorded an accrued liability and recognized expense of $1.0 million related to the transition. As of March 31, 2025, the ending accrued liability was $0.4 million and is presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. Additionally, the transition agreement provided that the time for Dr. Vignola to exercise any outstanding equity award that is vested as of the separation date shall continue to the end of the 12th month following the separation date. As a result of the change in terms for these option grants to Dr. Vignola, the Company recognized an additional $0.4 million in stock-based compensation expense during the year ended December 31, 2024. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In November 2023, Erin Quirk, M.D., former president and head of research & development, received a retention award payable in cash in the aggregate amount of $0.6 million. In May 2024, Dr. Quirk entered into a separation agreement with the Company. Pursuant to the separation agreement, Dr. Quirk was entitled to receive severance in the amount of $0.2 million. During the year ended December 31, 2024, the Company recognized expense of $0.7 million related to retention and severance which were fully paid in 2024. Additionally, the separation agreement provided the vesting of each equity award held by Dr. Quirk to be accelerated with respect to the number of shares of common stock that would have become vested had Dr. Quirk remained employed at the Company through August 31, 2024, and the time for Dr. Quirk to exercise any vested stock options continued up to November 30, 2024. As a result of the change in terms for these option grants to Dr. Quirk, in May 2024, the Company recognized $0.4 million in stock-based compensation expense during the year ended December 31, 2024. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under Research and development.

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

The Company recorded income tax expense for each of the three months ended March 31, 2025 and 2024 of $0.1 million. The expenses are primarily related to foreign income tax expenses from China.

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

Net Loss Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing the net income (loss) per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of March 31, 2025 included pre-funded warrants, as the warrants were issued for minimal consideration and were immediately exercisable.

Diluted net income (loss) per share of common stock is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share of common stock is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares.

The Company reported a net loss for each of the three months ended March 31, 2025 and 2024. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2025	2024
Options to purchase common stock	14,998,501	10,964,422
Unvested restricted stock units with service conditions	648,354	923,693
Unvested restricted stock units with market conditions	150,000	150,000
Shares issuable under employee stock purchase plan	102,405	66,202
Total	15,899,260	12,104,317

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which enhances the disclosures required for expense disaggregation in annual and interim consolidated financial statements. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Clarifying the effective Date (ASU 2025-01), which clarifies the effective date of ASU 2024-03. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on disclosures in its consolidated financial statements.

2. Cash Equivalents and Marketable Securities

The amortized cost and fair value of cash equivalents and marketable securities by major security type is as follows:

	March 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$110,305	$—	$—	$110,305
U.S. government securities	194,980	266	(5)	195,241
Total	$305,285	$266	$(5)	$305,546

Classified as:
Cash equivalents				$110,305
Marketable securities				195,241
Total				$305,546

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$147,566	$—	$—	$147,566
U.S. government securities	196,803	175	(253)	196,725
Total	$344,369	$175	$(253)	$344,291

Classified as:
Cash equivalents				$147,566
Marketable securities				196,725
Total				$344,291

The aggregate fair value of the Company’s available-for-sale marketable securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	March 31, 2025
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$25,238	$(5)	$—	$—	$25,238	$(5)
Total	$25,238	$(5)	$—	$—	$25,238	$(5)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$119,081	$(252)	$2,007	$(1)	$121,088	$(253)
Total	$119,081	$(252)	$2,007	$(1)	$121,088	$(253)

At March 31, 2025, the Company had 2 available-for-sale marketable securities in an unrealized loss position without an allowance for credit losses. The Company does not intend to sell these securities and the Company believes it is more likely than not that marketable securities in an unrealized loss position will be held until maturity and that the Company will not be required to sell these securities before recovery of their amortized cost basis. The Company believes that an allowance for credit losses is unnecessary as the securities are of high credit quality and the decline in fair value is due to market conditions and/or changes in interest rates.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$28,718	$—	$—	$28,718
Money market funds	110,305	—	—	110,305
Total cash and cash equivalents	$139,023	$—	$—	$139,023
Marketable securities
U.S. government securities	$—	$195,241	$—	$195,241
Total marketable securities	$—	$195,241	$—	$195,241

	Fair Value at December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$13,873	$—	$—	$13,873
Money market funds	147,566	—	—	147,566
Total cash and equivalents	$161,439	$—	$—	$161,439
Marketable securities
U.S. government securities	$—	$196,725	$—	$196,725
Total marketable securities	$—	$196,725	$—	$196,725

The aggregate amortized cost and fair value of marketable securities as of March 31, 2025, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$101,818	$101,894
Due after one year through two years	93,162	93,347
Total marketable securities	$194,980	$195,241

There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

4. Leases

The Company has an operating lease agreement for office space in Foster City, California. In July 2024, the Company amended the lease agreement to extend for three years commencing as of November 1, 2024, and expiring on October 31, 2027. The Company has the option to extend the amended lease agreement for an additional three years. The option to extend the term was not recognized as part of the Company’s lease liability and ROU assets. The annual lease payments are approximately $0.5 million.

Components of lease cost are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost	$103	$161
Short-term cost	6	4
Total lease cost	$109	$165

	March 31,
	2025	2024
Weighted-average remaining lease term	2.58	0.59
Weighted-average discount rate	10.00%	6.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2025	$398
2026	545
2027	465
2028 and thereafter	—
Total lease payments	1,408
Less: Imputed interest	(173)
Present value of lease liabilities	1,235
Less: Current portion of lease liabilities	(429)
Total lease liabilities, non-current	$806

5. Common Stock and Stock-Based Compensation

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001. There were no shares of preferred stock outstanding as of March 31, 2025 and December 31, 2024.

The Company had reserved shares of common stock for issuance in connection with the following:

	March 31, 2025	December 31, 2024
Options outstanding under incentive award plans	14,998,501	10,610,387
Unvested restricted stock units with service conditions	648,354	547,430
Unvested restricted stock units with market conditions	150,000	150,000
Shares available for future grant under incentive award plans	4,702,063	4,092,569
Shares available for future grant under employee stock purchase plans	2,080,102	1,208,837
Shares available for future grant under employment inducement award plans	1,771,752	2,685,001
Pre-funded warrants	4,190,952	4,190,952
Total shares reserved	28,541,724	23,485,176

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. Through March 31, 2025, no cash dividends have been declared or paid by the Company.

Stock-Based Compensation Plans

The Company has three stock-based compensation plans, the 2017 Incentive Award Plan (the 2017 Plan), the 2021 Incentive Award Plan (the 2021 Plan) and the 2022 Employment Inducement Award Plan (the 2022 Inducement Plan). Although awards made under the 2017 Plan continue to be governed by its terms, the 2017 Plan was terminated at the time of the Company’s initial public offering and no further awards are made under this plan. The 2021 Plan, while effective, authorizes the granting of equity awards to employees and directors of the Company, as well as non-employee consultants. The 2022 Inducement Plan authorizes the granting of equity awards to newly hired employees of the Company.

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Incentive Award Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 4,356,329 shares effective as of January 1, 2025. As of March 31, 2025, 4,702,063 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 871,265 shares effective as of January 1, 2025. As of March 31, 2025, 2,080,102 shares of the Company’s common stock were available for future grants under the 2021 ESPP.

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

As of March 31, 2025, there was $0.3 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 0.97 years as of March 31, 2025. There were no shares purchased by employees under the 2021 ESPP during the three months ended March 31, 2025 and 2024.

2022 Employment Inducement Award Plan

In September 2022, the Company's compensation committee approved the 2022 Inducement Plan which authorized 1,400,000 shares of common stock to be issued and permitted the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and RSU awards to newly hired employees and officers. In August 2024, the Company approved an amendment to the 2022 Inducement Plan which increased the number of authorized shares reserved for issuance by 2,250,000 shares. As of March 31, 2025, 1,771,752 shares of the Company's common stock were available for future grants under the 2022 Inducement Plan.

Pre-Funded Warrants

In September 2024, the Company sold pre-funded warrants to purchase 2,380,952 shares of common stock at a price of $10.4999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock sold in the same offering, minus the $0.0001 per share exercise price of such pre-funded warrant. As of March 31, 2025, no pre-funded warrants have been exercised.

In August 2022, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of March 31, 2025, 12,820,000 pre-funded warrants have been exercised.

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

The following table summarizes the stock option activity for all stock plans during the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	10,610,387	$8.07	6.66	$1,288
Granted	4,734,383	4.31
Exercised	(42,000)	1.77		104
Forfeited	(304,269)	9.31
Outstanding as of March 31, 2025	14,998,501	$6.88	7.46	$166
Exercisable, March 31, 2025	5,718,010	$8.74	4.33	$160
Vested and expected to vest, March 31, 2025	14,998,501	$6.88	7.46	$166

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of March 31, 2025, there was $33.2 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 3.12 years.

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

The following table summarizes the RSUs with service conditions activity for all stock plans during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested restricted stock units as of December 31, 2024	547,430	$7.09
Granted	244,595	3.18
Vested	(129,046)	6.56
Forfeited	(14,625)	7.20
Unvested restricted stock units as of March 31, 2025	648,354	$5.71

As of March 31, 2025, there was $3.4 million of unrecognized stock-based compensation expense related to RSUs with service conditions which is estimated to be recognized over a period of 2.65 years.

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

As of March 31, 2025, none of the escalating stock price thresholds had been met for any of the RSUs with market conditions, resulting in no shares vested.

As of March 31, 2025, there was $0.3 million of unrecognized stock-based compensation expense related to RSUs with market conditions which is estimated to be recognized over a period of 0.57 years.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s employee stock purchase plan using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Three Months Ended March 31,
	2025	2024
Stock Option Plans
Expected term (years)	6.06	6.08
Expected volatility	74.10%	78.46%
Risk-free interest rate	4.29%	4.14%
Fair value of underlying common stock	$4.31	$6.75
Weighted average grant-date fair value per share	$2.95	$4.78

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development expense	$1,636	$2,088
General and administrative expense	2,041	1,940
Total stock-based compensation expense	$3,677	$4,028

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

In June 2019, the Company paid Vintagence an upfront payment of $0.7 million. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of March 31, 2025, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s Investigational New Drug Application filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has not recognized any research and development expense during the three months ended March 31, 2025 and 2024 related to this agreement.

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

In November 2021, Hansoh exercised its option and was granted an exclusive, royalty-bearing license, with the right to sublicense to exploit licensed compound and licensed products in the Field and in the Territory. In connection with Hansoh’s exercise of its option, the Company recognized $1.0 million in license fee revenue within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. In addition, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of March 31, 2025, no milestones have been met and future payments are all constrained.

7. Segment Reporting

The Company has one reportable segment, the consolidated entity’s operations, relating to the research and development of its portfolio of small-molecule product candidates to address serious diseases, including oncology and obesity.

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

Cash, cash equivalents and marketable securities and total assets are presented on the Company’s Consolidated Balance Sheets. Cash flows from operating activities are presented on the Company's Consolidated Statements of Cash Flows.

Consolidated segment loss, including segment expenses reviewed by the CODM, include the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development expenses
External expenses by program:
TERN-701	$4,441	$3,454
TERN-601	5,800	4,137
Other programs	2,728	3,762
Total external expenses	12,969	11,353
Unallocated internal expenses:
Personnel-related expenses	5,555	6,886
Other expenses	196	348
Total research and development expenses	18,720	18,587
General and administrative	8,707	6,859
Total operating expenses	27,427	25,446
Loss from operations	(27,427)	(25,446)
Other income:
Interest income	3,643	3,182
Other expense, net	(36)	(12)
Total other income, net	3,607	3,170
Loss before income taxes	(23,820)	(22,276)
Income tax expense	(88)	(97)
Net loss	$(23,908)	$(22,373)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 20, 2025. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our fiscal year ends on December 31 each year.

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

TERN-701 is our proprietary, oral, potent, next-generation allosteric BCR-ABL inhibitor specifically targeting the ABL myristoyl pocket for chronic myeloid leukemia (CML), a form of cancer that begins in the bone marrow and leads to the growth of leukemic cells. In December 2024, we announced positive early data from the dose escalation portion of the phase 1 CARDINAL study. As of the October 2024 cutoff date, 15 patients were enrolled across three once-daily (QD) dose cohorts of 160 mg, 320 mg and 400 mg, with an overall median treatment duration of 3 months. TERN-701 demonstrated compelling molecular responses starting at the lowest dose level in heavily pre-treated patients with high baseline BCR-ABL transcript levels. TERN-701 also showed an encouraging safety profile with no dose limiting toxicities, adverse event (AE) related treatment discontinuations or dose reductions across all dose escalation cohorts. While the dose escalation portion of the study is complete, optional backfill dosing of new participants continues in existing cohorts of the dose escalation. Both the encouraging safety profile and dose-related increase in molecular responses observed in the escalation portion of the study that evaluated a maximum QD dose of 500 mg, provided the basis to select two of the higher QD dose levels, 320 mg and 500 mg, for evaluation in the expansion portion of the study. The first patient was enrolled in the dose expansion portion of the study in April 2025 with planned enrollment to include 40 patients at each dose level. Additional safety and efficacy data are expected to be released in the fourth quarter of 2025 and are anticipated to include a larger cohort of patients with longer durations of treatment and with read through to a potential approval endpoint of a six-month major molecular response. The United States Food and Drug Administration (FDA) granted Orphan Drug Designation for TERN-701 for the treatment of CML in March 2024.

TERN-601 is our small-molecule GLP-1 receptor agonist that is intended to be orally administered once-daily (QD) for obesity. In September 2024, we announced positive results from the Phase 1 study of TERN-601, demonstrating weight loss over 28 days up to 5.5% and favorable safety and tolerability despite rapid dose titration every three days. The Phase 1 study was a randomized, double-blind, placebo-controlled single and multiple-ascending dose (MAD) study in healthy adults with obesity or who are overweight. The primary endpoint of the study was to evaluate safety and tolerability of TERN-601 administered QD for 28 days. Secondary endpoints included pharmacokinetics, efficacy as measured by body weight loss following 28 days of treatment with TERN-601, and other exploratory markers. The clinical study results showed TERN-601 was well tolerated and demonstrated dose-dependent, statistically significant placebo-adjusted mean weight loss across all three doses evaluated in the 28-day MAD study, with maximum placebo-adjusted mean weight loss of 4.9% (p<0.0001) at the highest dose of 740 mg QD. Additionally, 67% of participants lost 5% or more of their baseline body weight at the top dose. TERN-601 was well tolerated with no treatment-related dose interruptions, reductions or discontinuations at any dose, despite fast titration to high doses. The majority (>95%) of treatment emergent AEs were mild. All gastrointestinal events were mild to moderate and consistent with the GLP-1R agonist class. Importantly, there were no clinically meaningful changes in liver enzymes, vital signs or electrocardiograms observed. The absence of treatment-related dose interruptions, reductions, or discontinuations with mostly mild AEs, despite aggressive titration to high doses in this 28-day study, indicates potential for further improved tolerability in subsequent studies with slower titration. The first patient enrolled in the Phase 2 FALCON trial of TERN-601 in March 2025, enrollment is continuing as expected, and top-line 12-week data are anticipated in the fourth quarter of 2025.

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

TERN-800 series is our ongoing effort to discover small molecule GIPR modulators for obesity, which we believe have the potential for combination with GLP-1 receptor agonists, such as TERN-601. We are prioritizing our discovery efforts towards nominating a GIPR antagonist development candidate based on in-house discoveries and growing specific scientific rationale supporting the potential of GLP-1 receptor agonist and GIPR antagonist combinations for obesity.

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Results of operations

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Results of operations
Operating expenses:
Research and development	$18,720	$18,587	$133
General and administrative	8,707	6,859	1,848
Total operating expenses	27,427	25,446	1,981
Loss from operations	(27,427)	(25,446)	(1,981)
Other income:
Interest income	3,643	3,182	461
Other expense, net	(36)	(12)	(24)
Total other income, net	3,607	3,170	437
Loss before income taxes	(23,820)	(22,276)	(1,544)
Income tax expense	(88)	(97)	9
Net loss	$(23,908)	$(22,373)	$(1,535)

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

External expenses include:

•
expenses incurred in connection with the discovery and preclinical and clinical development of our product candidates, including those incurred under agreements with third parties, such as consultants and contract research organizations (CROs);
•
the cost of manufacturing products for use in our preclinical studies and clinical trials, including payments to contract manufacturing organizations (CMOs), and consultants;
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

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Research and development expenses
External expenses by program:
TERN-701	$4,441	$3,454	$987
TERN-601	5,800	4,137	1,663
Other programs	2,728	3,762	(1,034)
Total external expenses	12,969	11,353	1,616
Unallocated internal expenses:
Personnel-related expenses	5,555	6,886	(1,331)
Other expenses	196	348	(152)
Total research and development expenses	$18,720	$18,587	$133

The increase in research and development expenses for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to a $1.6 million increase in clinical and preclinical program expenses, partially offset by a $1.3 million decrease in personnel-related expenses and a $0.2 million decrease due to lower allocated overhead, facility-related and depreciation expenses to research and development expenses.

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

The increase in general and administrative expenses for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to a $1.1 million increase in personnel-related expenses and a $0.7 million increase in other professional services consulting.

Interest income

Interest income primarily consists of interest income on our cash equivalents and marketable securities.

Interest income for the three months ended March 31, 2025 was $3.6 million, compared to $3.2 million for the same period in 2024. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Other expense, net

Other expense, net for the three months ended March 31, 2025 and 2024 was less than $0.1 million in each respective period.

Income tax expense

Income tax expense for the three months ended March 31, 2025 and 2024 was $0.1 million in each respective period.

Trends and uncertainties

As we continue to pursue clinical and discovery development in both U.S. and international markets, and given our research operations have included work within China, as well as other countries, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Although these factors have not had a material impact on our operations to date, we continue to monitor these developments closely.

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

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of March 31, 2025, we had an accumulated deficit of approximately $445.4 million and cash, cash equivalents and marketable securities of $334.3 million. For the three months ended March 31, 2025, we had a net loss of approximately $23.9 million and negative cash flows from operations of approximately $24.4 million.

In May 2023, we entered into the Sales Agreement pursuant to which we have the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. This Sales Agreement remains in effect. There were no sales of our common stock pursuant to this agreement through March 31, 2025.

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

Cash flows

Operating activities

Net cash used in operating activities during the three months ended March 31, 2025 was $24.4 million and consisted primarily of our net loss of $23.9 million, a $4.3 million decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as a non-cash adjustment of $0.1 million due to net accretion on marketable securities. This was partially offset by non-cash adjustments of $3.7 million of stock-based compensation, $0.1 million in amortization of right-of-use assets and $0.1 million of depreciation.

Net cash used in operating activities during the three months ended March 31, 2024 was $22.8 million and consisted primarily of our net loss of $22.4 million, a $3.8 million decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as a non-cash adjustment of $0.9 million due to net accretion on marketable securities. This was partially offset by non-cash adjustments of $4.0 million of stock-based compensation, $0.2 million in amortization of right-of-use assets and $0.1 million of depreciation.

Investing activities

Net cash provided by investing activities during the three months ended March 31, 2025 was $2.0 million and consisted primarily of proceeds from the maturity of marketable securities of $27.0 million, partially offset by $25.0 million in purchases of marketable securities.

Net cash provided by investing activities during the three months ended March 31, 2024 was $8.0 million and consisted primarily of proceeds from the maturity of marketable securities of $58.6 million partially offset by $50.6 million in purchases of marketable securities.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2025 was $0.1 million and consisted of $0.1 million in proceeds from stock option exercises.

There were no financing activities during the three months ended March 31, 2024.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and use of estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Adoption of New and Recently Issued Accounting Pronouncements

Note 1 – Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Pronouncements which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes these accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the information provided under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" which is included and described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2025, management, with the supervision and participation of our chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and the chief financial officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2025 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2025, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our Company’s business may be materially affected by the imposition of duties, tariffs and other trade barriers, including retaliatory countermeasures, implemented by the U.S. and other governments.

Recently, there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. While the timing regarding the implementation, if any, of such changes is uncertain, any implementation of such changes could increase uncertainties and associated risks relating to the supply of pharmaceutical ingredients and/or products given our operations within China, Canada and other international jurisdictions, as well as supplying global trials conducted in China, Europe and other countries.

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the European Medicines Agency and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including investigational new drug applications (INDs), requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the Department of Health and Human Services (HHS) announced on March 27, 2025, a reorganization and Reduction in Force (RIF), across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for the Department, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (PDUFA), it remains unclear how the administration’s RIF and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA RIF did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the RIF and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and new drug applications or biologics license applications, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (USMCA), and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China, Canada and Mexico. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China.

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers, or the Company, has entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/10/2023	3.1

4.1	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.2	Form of Pre-Funded Warrant (August 2022).	8-K	8/16/2022	4.1

4.3	Form of Pre-Funded Warrant (September 2024).	8-K	9/12/2024	4.1

4.4	Amended and Restated Investors' Rights Agreement, dated December 29, 2020, by and among the Registrant and the investors listed therein.	S-1	1/15/2021	10.1

10.1	Consulting Agreement, dated February 1, 2025, by and between the Registrant and Mark Vignola.				X

10.2	Employment Agreement, dated February 22, 2025, by and between the Registrant and Andrew Gengos.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

TERNS PHARMACEUTICALS, INC.

Date: May 8, 2025	By:	/s/Amy Burroughs
Amy Burroughs
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Andrew Gengos
Andrew Gengos
Chief Financial Officer (Principal Financial and Accounting Officer)