Form 10-Q
period 2025-06-30
Terns Pharmaceuticals, Inc.
filed 2025-08-05
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 87,511,048 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$145,966	$161,439
Marketable securities	169,479	196,725
Prepaid expenses and other current assets	3,507	3,945
Total current assets	318,952	362,109
Property and equipment, net	70	222
Operating lease assets	1,037	1,248
Other assets	356	350
Total assets	$320,415	$363,929
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,849	$2,148
Accrued expenses and other current liabilities	9,621	13,074
Current portion of operating lease liabilities	444	428
Total current liabilities	12,914	15,650
Taxes payable, non-current	1,583	1,490
Operating lease liabilities, non-current	689	919
Total liabilities	15,186	18,059
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at June 30, 2025 and December 31, 2024; 87,470,136 and 87,126,583 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	774,724	767,621
Accumulated other comprehensive loss	(22)	(279)
Accumulated deficit	(469,482)	(421,481)
Total stockholders’ equity	305,229	345,870
Total liabilities and stockholders’ equity	$320,415	$363,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$20,353	$18,352	$39,073	$36,939
General and administrative	7,030	7,185	15,737	14,044
Total operating expenses	27,383	25,537	54,810	50,983
Loss from operations	(27,383)	(25,537)	(54,810)	(50,983)
Other income:
Interest income	3,350	2,876	6,993	6,058
Other income (expense), net	4	(14)	(32)	(26)
Total other income, net	3,354	2,862	6,961	6,032
Loss before income taxes	(24,029)	(22,675)	(47,849)	(44,951)
Income tax expense	(64)	(61)	(152)	(158)
Net loss	$(24,093)	$(22,736)	$(48,001)	$(45,109)

Net loss per share, basic and diluted	$(0.26)	$(0.31)	$(0.52)	$(0.61)
Weighted average common stock outstanding, basic and diluted	91,575,039	74,459,774	91,524,772	74,429,576

Other comprehensive loss:
Net loss	$(24,093)	$(22,736)	$(48,001)	$(45,109)
Net unrealized (loss) gain on available-for-sale securities, net of tax	(54)	(115)	285	(408)
Foreign exchange translation adjustment, net of tax	(19)	(7)	(28)	(16)
Comprehensive loss	$(24,166)	$(22,858)	$(47,744)	$(45,533)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except share data)

Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2024	87,126,583	$9	$767,621	$(279)	$(421,481)	$345,870
Exercise of stock options	42,000	—	74	—	—	74
Vesting of restricted stock units with service conditions	129,046	—	—	—	—	—
Stock-based compensation expense	—	—	3,677	—	—	3,677
Net unrealized gain on available-for-sale securities	—	—	—	339	—	339
Foreign exchange translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(23,908)	(23,908)
Balances at March 31, 2025	87,297,629	$9	$771,372	$51	$(445,389)	$326,043
Exercise of stock options	36,637	—	72	—	—	72
Issuance of common stock under employee stock purchase plan	95,276	—	252	—	—	252
Vesting of restricted stock units with service conditions	40,594	—	—	—	—	—
Stock-based compensation expense	—	—	3,028	—	—	3,028
Net unrealized loss on available-for-sale securities	—	—	—	(54)	—	(54)
Foreign exchange translation adjustment	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(24,093)	(24,093)
Balances at June 30, 2025	87,470,136	$9	$774,724	$(22)	$(469,482)	$305,229

Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	64,576,719	$6	$588,008	$(19)	$(332,628)	$255,367
Vesting of restricted stock units with service conditions	74,974	—	—	—	—	—
Stock-based compensation expense	—	—	4,028	—	—	4,028
Net unrealized loss on available-for-sale securities	—	—	—	(293)	—	(293)
Foreign exchange translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(22,373)	(22,373)
Balances at March 31, 2024	64,651,693	$6	$592,036	$(321)	$(355,001)	$236,720
Exercise of stock options	4,000	—	12	—	—	12
Issuance of common stock under employee stock purchase plan	87,083	—	387	—	—	387
Issuance of common stock in connection with exercise of pre-funded warrants	5,564,904	1	(1)	—	—	—
Vesting of restricted stock units with service conditions	27,956	—	—	—	—	—
Stock-based compensation expense	—	—	4,420	—	—	4,420
Net unrealized loss on available-for-sale securities	—	—	—	(115)	—	(115)
Foreign exchange translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(22,736)	(22,736)
Balances at June 30, 2024	70,335,636	$7	$596,854	$(443)	$(377,737)	$218,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(48,001)	$(45,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,705	8,448
Depreciation expense	66	170
Net accretion on marketable securities	(135)	(1,522)
Change in deferred taxes and uncertain tax positions	68	68
Amortization of right-of-use assets	211	306
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	524	(949)
Accrued interest, net of interest received	207	597
Accounts payable	701	(642)
Accrued expenses and other liabilities	(3,452)	8
Operating lease liabilities	(214)	(352)
Net cash used in operating activities	(43,320)	(38,977)
Cash flows from investing activities:
Purchase of property and equipment	—	(42)
Purchase of marketable securities	(25,041)	(50,594)
Proceeds from maturities of marketable securities	52,500	100,824
Net cash provided by investing activities	27,459	50,188
Cash flows from financing activities:
Payment of deferred offering costs	(6)	—
Proceeds from stock option exercises	146	12
Proceeds from issuance of common stock under employee stock purchase plan	252	387
Net cash provided by financing activities	392	399
Effect of exchange rate changes on cash and cash equivalents	(4)	(40)
Net (decrease) increase in cash and cash equivalents	(15,473)	11,570
Cash and cash equivalents at beginning of period	161,439	79,926
Cash and cash equivalents at end of period	$145,966	$91,496
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$237	$366

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future periods.

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

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASUs) of the Financial Accounting Standards Board (FASB).

At-the-Market Offering

In May 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through TD Securities (USA) LLC, as successor to Cowen, shares of its common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. This Sales Agreement remains in effect. The shares are offered pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. There were no sales of the Company's common stock pursuant to this agreement through June 30, 2025.

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

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $23.4 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. No pre-funded warrants have been exercised as of June 30, 2025.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs, including fees paid to consultants and contract research organizations in connection with nonclinical studies and clinical trials and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	June 30, 2025	December 31, 2024
Research and development costs	$4,512	$3,388
Compensation and benefit costs	3,215	7,912
Accrued professional fees	1,433	1,319
Other	461	455
Total accrued expenses and other current liabilities	$9,621	$13,074

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

In July 2024, Mr. Yoon entered into a separation agreement with the Company. During the year ended December 31, 2024, the Company recorded an accrued liability and recognized expense of $0.6 million related to the departure. As of June 30, 2025, the ending accrued liability was $0.1 million and is presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. Additionally, the separation agreement provided that the time for Mr. Yoon to exercise any outstanding equity award that is vested as of the separation date continued until April 30, 2025. As a result of the change in terms for these option grants to Mr. Yoon, the Company recognized an additional $0.6 million in stock-based compensation expense during the year ended December 31, 2024. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In July 2024, Dr. Vignola entered into a transition agreement with the Company. During the year ended December 31, 2024, the Company recorded an accrued liability and recognized expense of $1.0 million related to the transition. As of June 30, 2025, the ending accrued liability was $0.3 million and is presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. Additionally, the transition agreement provided that the time for Dr. Vignola to exercise any outstanding equity award that is vested as of the separation date shall continue to the end of the 12th month following the separation date. As a result of the change in terms for these option grants to Dr. Vignola, the Company recognized an additional $0.4 million in stock-based compensation expense during the year ended December 31, 2024. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

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

The Company recorded income tax expense for the three months ended June 30, 2025 and 2024 of $0.1 million. The Company recorded income tax expense for the six months ended June 30, 2025 and 2024 of $0.2 million. The expenses are primarily related to foreign income tax expenses from China.

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

Net Loss Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing the net income (loss) per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of June 30, 2025 included pre-funded warrants, as the warrants were issued for minimal consideration and were immediately exercisable.

Diluted net income (loss) per share of common stock is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share of common stock is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares.

The Company reported a net loss for each of the three and six months ended June 30, 2025 and 2024. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2025	2024
Options to purchase common stock	14,854,546	11,366,749
Unvested restricted stock units with service conditions	607,760	782,737
Unvested restricted stock units with market conditions	150,000	150,000
Shares issuable under employee stock purchase plan	27,833	13,589
Total	15,640,139	12,313,075

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

2. Cash Equivalents and Marketable Securities

The amortized cost and fair value of cash equivalents and marketable securities by major security type is as follows:

	June 30, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$124,002	$—	$—	$124,002
U.S. government securities	169,272	228	(21)	169,479
Total	$293,274	$228	$(21)	$293,481

Classified as:
Cash equivalents				$124,002
Marketable securities				169,479
Total				$293,481

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$147,566	$—	$—	$147,566
U.S. government securities	196,803	175	(253)	196,725
Total	$344,369	$175	$(253)	$344,291

Classified as:
Cash equivalents				$147,566
Marketable securities				196,725
Total				$344,291

The aggregate fair value of the Company’s available-for-sale marketable securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	June 30, 2025
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$60,498	$(21)	$—	$—	$60,498	$(21)
Total	$60,498	$(21)	$—	$—	$60,498	$(21)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$119,081	$(252)	$2,007	$(1)	$121,088	$(253)
Total	$119,081	$(252)	$2,007	$(1)	$121,088	$(253)

At June 30, 2025, the Company had 5 available-for-sale marketable securities in an unrealized loss position without an allowance for credit losses. The Company does not intend to sell these securities and the Company believes it is more likely than not that marketable securities in an unrealized loss position will be held until maturity and that the Company will not be required to sell these securities before recovery of their amortized cost basis. The Company believes that an allowance for credit losses is unnecessary as the securities are of high credit quality and the decline in fair value is due to market conditions and/or changes in interest rates.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$21,964	$—	$—	$21,964
Money market funds	124,002	—	—	124,002
Total cash and cash equivalents	$145,966	$—	$—	$145,966
Marketable securities
U.S. government securities	$—	$169,479	$—	$169,479
Total marketable securities	$—	$169,479	$—	$169,479

	Fair Value at December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$13,873	$—	$—	$13,873
Money market funds	147,566	—	—	147,566
Total cash and cash equivalents	$161,439	$—	$—	$161,439
Marketable securities
U.S. government securities	$—	$196,725	$—	$196,725
Total marketable securities	$—	$196,725	$—	$196,725

The aggregate amortized cost and fair value of marketable securities as of June 30, 2025, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$101,118	$101,127
Due after one year through two years	68,154	68,352
Total marketable securities	$169,272	$169,479

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

Components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$128	$162	$231	$323
Short-term cost	3	3	9	7
Total lease cost	$131	$165	$240	$330

			June 30,
			2025	2024
Weighted-average remaining lease term			2.33	0.34
Weighted-average discount rate			10.00%	6.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2025	$267
2026	545
2027	465
2028 and thereafter	—
Total lease payments	1,277
Less: Imputed interest	(144)
Present value of lease liabilities	1,133
Less: Current portion of lease liabilities	(444)
Total lease liabilities, non-current	$689

5. Common Stock and Stock-Based Compensation

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001. There were no shares of preferred stock outstanding as of June 30, 2025 and December 31, 2024.

The Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2025	December 31, 2024
Options outstanding under incentive award plans	14,854,546	10,610,387
Unvested restricted stock units with service conditions	607,760	547,430
Unvested restricted stock units with market conditions	150,000	150,000
Shares available for future grant under incentive award plans	5,211,132	4,092,569
Shares available for future grant under employee stock purchase plans	1,984,826	1,208,837
Shares available for future grant under employment inducement award plans	1,370,001	2,685,001
Pre-funded warrants	4,190,952	4,190,952
Total shares reserved	28,369,217	23,485,176

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. Through June 30, 2025, no cash dividends have been declared or paid by the Company.

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

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which, following the effective date of the 2021 Plan, are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 4,356,329 shares effective as of January 1, 2025. As of June 30, 2025, 5,211,132 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 871,265 shares effective as of January 1, 2025. As of June 30, 2025, 1,984,826 shares of the Company’s common stock were available for future grants under the 2021 ESPP.

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

As of June 30, 2025, there was $0.8 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.92 years as of June 30, 2025. There were 95,276 and 87,083 shares purchased by employees under the 2021 ESPP during the six months ended June 30, 2025 and 2024, respectively.

2022 Employment Inducement Award Plan

In September 2022, the Company's compensation committee approved the 2022 Inducement Plan which authorized 1,400,000 shares of common stock to be issued and permitted the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and RSU awards to newly hired employees and officers. In August 2024, the Company approved an amendment to the 2022 Inducement Plan which increased the number of authorized shares reserved for issuance by 2,250,000 shares. As of June 30, 2025, 1,370,001 shares of the Company's common stock were available for future grants under the 2022 Inducement Plan.

Pre-Funded Warrants

In September 2024, the Company sold pre-funded warrants to purchase 2,380,952 shares of common stock at a price of $10.4999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock sold in the same offering, minus the $0.0001 per share exercise price of such pre-funded warrant. As of June 30, 2025, no pre-funded warrants have been exercised.

In August 2022, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of June 30, 2025, 12,820,000 pre-funded warrants have been exercised.

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

The following table summarizes the stock option activity for all stock plans during the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	10,610,387	$8.07	6.66	$1,288
Granted	6,090,383	4.04
Exercised	(78,637)	1.85		152
Forfeited	(1,767,587)	8.52
Outstanding as of June 30, 2025	14,854,546	$6.40	7.59	$1,515
Exercisable, June 30, 2025	5,697,974	$8.40	4.87	$294
Vested and expected to vest, June 30, 2025	14,854,546	$6.40	7.59	$1,515

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of June 30, 2025, there was $30.0 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 2.91 years.

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

The following table summarizes the RSUs with service conditions activity for all stock plans during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested restricted stock units as of December 31, 2024	547,430	$7.09
Granted	244,595	3.18
Vested	(169,640)	6.75
Forfeited	(14,625)	7.20
Unvested restricted stock units as of June 30, 2025	607,760	$5.61

As of June 30, 2025, there was $3.0 million of unrecognized stock-based compensation expense related to RSUs with service conditions which is estimated to be recognized over a period of 2.43 years.

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

As of June 30, 2025, none of the escalating stock price thresholds had been met for any of the RSUs with market conditions, resulting in no shares vested.

As of June 30, 2025, there was $0.1 million of unrecognized stock-based compensation expense related to RSUs with market conditions which is estimated to be recognized over a period of 0.34 years.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s ESPP using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Six Months Ended June 30,
	2025	2024
Stock Option Plans
Expected term (years)	6.04	6.05
Expected volatility	74.47%	77.61%
Risk-free interest rate	4.21%	4.26%
Fair value of underlying common stock	$4.04	$6.50
Weighted average grant-date fair value per share	$2.77	$4.56
Employee Stock Purchase Plans
Expected term (years)	1.28	1.22
Expected volatility	81.29%	83.43%
Risk-free interest rate	4.05%	5.10%
Fair value of underlying common stock	$3.11	$6.01
Weighted average grant-date fair value per share	$1.56	$3.03

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development expense	$1,617	$2,090	$3,253	$4,178
General and administrative expense	1,411	2,330	3,452	4,270
Total stock-based compensation expense	$3,028	$4,420	$6,705	$8,448

6. Assignment, License and Collaboration Agreements

Assignment Agreement

In June 2019, the Company entered into an assignment agreement with Vintagence Biotechnology Ltd. (Vintagence) (Vintagence 2019 Assignment Agreement). Under the terms of the Vintagence 2019 Assignment Agreement, Vintagence assigned and agreed to assign to the Company any and all worldwide rights, title, and interest in and to the Vintagence technology and gave Terns a sublicensing right that allows the Company to grant sublicenses to any of its affiliates and/or to licensees or contractors to perform any portion of the development, manufacture, and/or commercialization of covered compounds or covered products. The Company will remain directly responsible for all amounts owed to Vintagence under this agreement, regardless of sublicenses. The Company is required to use commercially reasonable efforts to commercialize the covered product in the field in major markets.

In June 2019, the Company paid Vintagence an upfront payment of $0.7 million. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of June 30, 2025, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s Investigational New Drug Application filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has not recognized any research and development expense during the three and six months ended June 30, 2025 and 2024 related to this agreement.

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

In November 2021, Hansoh exercised its option and was granted an exclusive, royalty-bearing license, with the right to sublicense to exploit licensed compound and licensed products in the Field and in the Territory. In connection with Hansoh’s exercise of its option, the Company recognized $1.0 million in license fee revenue within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. In addition, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of June 30, 2025, no milestones have been met and future payments are all constrained.

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

Consolidated segment loss, including segment expenses reviewed by the CODM, include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development expenses
External expenses by program:
TERN-701	$5,924	$3,114	$10,365	$6,568
TERN-601	6,227	5,121	12,027	9,258
Other programs	2,431	2,742	5,159	6,504
Total external expenses	14,582	10,977	27,551	22,330
Unallocated internal expenses:
Personnel-related expenses	5,551	7,082	11,106	13,968
Other expenses	220	293	416	641
Total research and development expenses	20,353	18,352	39,073	36,939
General and administrative	7,030	7,185	15,737	14,044
Total operating expenses	27,383	25,537	54,810	50,983
Loss from operations	(27,383)	(25,537)	(54,810)	(50,983)
Other income:
Interest income	3,350	2,876	6,993	6,058
Other income (expense), net	4	(14)	(32)	(26)
Total other income, net	3,354	2,862	6,961	6,032
Loss before income taxes	(24,029)	(22,675)	(47,849)	(44,951)
Income tax expense	(64)	(61)	(152)	(158)
Net loss	$(24,093)	$(22,736)	$(48,001)	$(45,109)

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

TERN-701 is our proprietary, oral, potent, next-generation allosteric BCR-ABL inhibitor specifically targeting the ABL myristoyl pocket for chronic myeloid leukemia (CML), a form of cancer that begins in the bone marrow and leads to the growth of leukemic cells. TERN-701 is currently being evaluated in the CARDINAL trial (NCT06163430), a global multi-center dose escalation and dose-expansion Phase 1 clinical trial to assess safety, tolerability, and efficacy in patients with previously treated chronic phase (CP) CML. In December 2024, we announced positive early data from the dose escalation portion of the phase 1 CARDINAL study. As of the October 2024 cutoff date, 15 patients were enrolled across three once-daily (QD) dose cohorts of 160 mg, 320 mg and 400 mg, with an overall median treatment duration of 3 months. TERN-701 demonstrated compelling molecular responses starting at the lowest dose level in heavily pre-treated patients with high baseline BCR-ABL transcript levels. TERN-701 also showed an encouraging safety profile with no dose limiting toxicities, adverse event (AE) related treatment discontinuations or dose reductions across all dose escalation cohorts. While the dose escalation portion of the study is complete, optional backfill dosing of new participants continues in existing cohorts of the dose escalation. Both the encouraging safety profile and dose-related increase in molecular responses observed in the escalation portion of the study that evaluated a maximum QD dose of 500 mg, provided the basis to select two of the higher QD dose levels, 320 mg and 500 mg, for evaluation in the expansion portion of the study. The first patient was enrolled in the dose expansion portion of the study in April 2025 with planned enrollment to include 40 patients at each dose level. Additional safety and efficacy data are expected to be released in the fourth quarter of 2025 and are anticipated to include a larger cohort of patients with longer durations of treatment and with read through to a potential approval endpoint of a six-month major molecular response. The United States Food and Drug Administration (FDA) granted Orphan Drug Designation for TERN-701 for the treatment of CML in March 2024.

TERN-601 is our small-molecule GLP-1 receptor agonist that is intended to be orally administered QD for obesity. In September 2024, we announced positive results from the Phase 1 study of TERN-601, demonstrating weight loss over 28 days up to 5.5% and favorable safety and tolerability despite rapid dose titration every three days. The Phase 1 study was a randomized, double-blind, placebo-controlled single and multiple-ascending dose (MAD) study in healthy adults with obesity or overweight. The primary endpoint of the study was to evaluate safety and tolerability of TERN-601 administered QD for 28 days. Secondary endpoints included pharmacokinetics, efficacy as measured by body weight loss following 28 days of treatment with TERN-601, and other exploratory markers. The clinical study results showed TERN-601 was well tolerated and demonstrated dose-dependent, statistically significant placebo-adjusted mean weight loss across all three doses evaluated in the 28-day MAD study, with maximum placebo-adjusted mean weight loss of 4.9% (p<0.0001) at the highest dose of 740 mg QD. Additionally, 67% of participants lost 5% or more of their baseline body weight at the top dose. TERN-601 was well tolerated with no treatment-related dose interruptions, reductions or discontinuations at any dose, despite fast titration to high doses. The majority (>95%) of treatment emergent AEs were mild. All gastrointestinal events were mild to moderate and consistent with the GLP-1R agonist class. Importantly, there were no clinically meaningful changes in liver enzymes, vital signs or electrocardiograms observed. The absence of treatment-related dose interruptions, reductions, or discontinuations with mostly mild AEs, despite aggressive titration to high doses in this 28-day study, indicates potential for further improved tolerability in subsequent studies with slower titration. The ongoing Phase 2 FALCON clinical trial of TERN-601 recently completed enrollment, and top-line 12-week data are anticipated early in the fourth quarter of 2025. FALCON is an ongoing U.S.-based, multicenter, randomized, double-blind, placebo-controlled trial to evaluate the efficacy and safety of TERN-601, with once-daily dosing with or without food in adults with obesity or overweight, without diabetes (BMI ranges from ≥30 to <50 kg/m2 or ≥27 to <30 kg/m2 with at least one weight-related comorbidity). Regardless of the Phase 2 FALCON trial results, we do not intend to advance TERN-601 on our own beyond this stage of development given the expected time and cost to complete pivotal clinical trials and the large sales and marketing organization required to effectively commercialize a therapeutic for obesity. We plan to focus our capital resources on continuing to advance the TERN-701 program in CML while exploring opportunities for a potential collaboration, out license arrangement or other strategic partnership for TERN-601.

TERN-501 is our thyroid hormone receptor beta (THR-β) agonist initially developed for metabolic dysfunction-associated steatohepatitis (MASH). Agonism of THR-β increases fatty acid metabolism via mitochondrial oxidation and affects cholesterol synthesis and metabolism. As a result, THR-β stimulation has the potential to provide broad metabolic benefits to hepatic steatosis, increasing fat oxidation, and improving fibrosis and serum lipid parameters such as LDL cholesterol and triglycerides. Since announcing positive top-line data from the Phase 2a DUET trial in August 2023, we have decided to limit spend in the development of TERN-501 for MASH given the current regulatory and clinical development requirements for the indication. We continue to evaluate opportunities for TERN-501 in metabolic diseases. Based on non-clinical studies, THR-β agonism is a complementary mechanism to GLP-1 receptor antagonism, potentially providing broader metabolic and liver benefits in addition to increased weight loss. In June 2024, we highlighted preclinical data supporting TERN-501 in combination with a GLP-1R agonist for obesity at the American Diabetes Association 84th Scientific Sessions. TERN-501 significantly improved the efficacy of a GLP-1 receptor agonist in an obese mouse model by normalizing energy expenditure, resulting in greater weight loss, increased fat mass loss and relative preservation of lean mass compared to the GLP-1R agonist alone. These preclinical combination data support the potential for TERN-501 as a combination partner for injectable and oral GLP-1 agonists for use in obesity and other metabolic disorders. We are seeking a strategic partner to advance the TERN-501 program.

TERN-800 series is our ongoing effort to discover small molecule GIPR modulators for obesity, which we believe have the potential for combination with GLP-1 receptor agonists, such as TERN-601. We are prioritizing our discovery efforts towards nominating a GIPR antagonist development candidate based on in-house discoveries and growing specific scientific rationale supporting the potential of GLP-1 receptor agonist and GIPR antagonist combinations for obesity. We are seeking a strategic partner to advance the TERN-800 series program.

The development and commercialization of therapeutics for obesity is highly competitive. In addition to currently marketed drugs, there are numerous product candidates in various stages of clinical development by third parties with which our metabolic programs may compete. We anticipate that potential collaborators, licensors or other strategic partners for TERN-601, TERN-501 or the TERN-800 series will evaluate a number of factors in relation to competing drugs on the market or in development, including, among others, efficacy, safety and tolerability results from clinical trials, dosing and administration, expected timing to complete clinical development and obtain marketing approval, intellectual property, resources required to develop, market and promote an approved drug and potential availability of coverage and reimbursement from government and third-party payors. As a result, even if we obtain favorable results from our studies, establishing a collaboration, license arrangement or other strategic partnership for our metabolic programs on favorable terms may be challenging.

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Results of operations

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Results of operations
Operating expenses:
Research and development	$20,353	$18,352	$2,001	$39,073	$36,939	$2,134
General and administrative	7,030	7,185	(155)	15,737	14,044	1,693
Total operating expenses	27,383	25,537	1,846	54,810	50,983	3,827
Loss from operations	(27,383)	(25,537)	(1,846)	(54,810)	(50,983)	(3,827)
Other income:
Interest income	3,350	2,876	474	6,993	6,058	935
Other income (expense), net	4	(14)	18	(32)	(26)	(6)
Total other income, net	3,354	2,862	492	6,961	6,032	929
Loss before income taxes	(24,029)	(22,675)	(1,354)	(47,849)	(44,951)	(2,898)
Income tax expense	(64)	(61)	(3)	(152)	(158)	6
Net loss	$(24,093)	$(22,736)	$(1,357)	$(48,001)	$(45,109)	$(2,892)

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Research and development expenses
External expenses by program:
TERN-701	$5,924	$3,114	$2,810	$10,365	$6,568	$3,797
TERN-601	6,227	5,121	1,106	12,027	9,258	2,769
Other programs	2,431	2,742	(311)	5,159	6,504	(1,345)
Total external expenses	14,582	10,977	3,605	27,551	22,330	5,221
Unallocated internal expenses:
Personnel-related expenses	5,551	7,082	(1,531)	11,106	13,968	(2,862)
Other expenses	220	293	(73)	416	641	(225)
Total research and development expenses	$20,353	$18,352	$2,001	$39,073	$36,939	$2,134

The increase in research and development expenses for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to a $3.6 million increase in clinical and preclinical program expenses, partially offset by a $1.5 million decrease in personnel-related expenses.

The increase in research and development expenses for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to a $5.2 million increase in clinical and preclinical program expenses, partially offset by a $2.9 million decrease in personnel-related expenses and a $0.2 million decrease primarily due to lower allocated overhead, facility-related and depreciation expenses to research and development expenses.

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

The decrease in general and administrative expenses for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to a $0.9 million decrease in personnel-related expenses partially offset by a $0.6 million increase in other professional services consulting.

The increase in general and administrative expenses for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to a $1.3 million increase in other professional services consulting, a $0.2 million increase in personnel-related expenses and a $0.2 million increase primarily due to lower allocated overhead, facility-related and depreciation expenses to research and development expenses.

Interest income

Interest income primarily consists of interest income on our cash equivalents and marketable securities.

Interest income for the three months ended June 30, 2025 was $3.4 million, compared to $2.9 million for the same period in 2024. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Interest income for the six months ended June 30, 2025 was $7.0 million, compared to $6.1 million for the same period in 2024. The increase in interest income was primarily due to an increase in cash, cash equivalents and marketable securities.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2025 was less than $0.1 million of income, compared to less than $0.1 million of expense for the same period in 2024.

Other expense, net for the six months ended June 30, 2025 and 2024 was less than $0.1 million in each respective period.

Income tax expense

Income tax expense for the three months ended June 30, 2025 and 2024 was $0.1 million in each respective period.

Income tax expense for the six months ended June 30, 2025 and 2024 was $0.2 million in each respective period.

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

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of June 30, 2025, we had an accumulated deficit of approximately $469.5 million and cash, cash equivalents and marketable securities of $315.4 million. For the six months ended June 30, 2025, we had a net loss of approximately $48.0 million and negative cash flows from operations of approximately $43.3 million.

In May 2023, we entered into the Sales Agreement pursuant to which we have the ability to offer and sell, from time to time, through TD Securities (USA) LLC, as successor to Cowen and Company, LLC, shares of our common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. This Sales Agreement remains in effect. There were no sales of our common stock pursuant to this agreement through June 30, 2025.

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

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Cash flows

Operating activities

Net cash used in operating activities during the six months ended June 30, 2025 was $43.3 million and consisted primarily of our net loss of $48.0 million, a $2.2 million decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as a non-cash adjustment of $0.1 million due to net accretion on marketable securities. This was partially offset by non-cash adjustments of $6.7 million of stock-based compensation, $0.2 million in amortization of right-of-use assets and $0.1 million of depreciation.

Net cash used in operating activities during the six months ended June 30, 2024 was $39.0 million and consisted primarily of our net loss of $45.1 million, a $1.3 million decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued as well as a non-cash adjustment of $1.5 million due to net accretion on marketable securities. This was partially offset by non-cash adjustments of $8.4 million of stock-based compensation, $0.3 million in amortization of operating lease assets and $0.2 million of depreciation.

Investing activities

Net cash provided by investing activities during the six months ended June 30, 2025 was $27.5 million and consisted primarily of proceeds from the maturity of marketable securities of $52.5 million, partially offset by $25.0 million in purchases of marketable securities.

Net cash provided by investing activities during the six months ended June 30, 2024 was $50.2 million and consisted primarily of proceeds from the sale and maturity of marketable securities of $100.8 million partially offset by $50.6 million in purchases of marketable securities.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2025 was $0.4 million and consisted of $0.3 million in proceeds from the issuance of common stock under our employee stock purchase plan and $0.1 million in proceeds from stock option exercises.

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

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2025, management, with the supervision and participation of our chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and the chief financial officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2025 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2025, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and those discussed in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

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

For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, or review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the Department of Health and Human Services (HHS) announced on March 27, 2025, a reorganization and reduction in force across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received reduction in force notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (PDUFA), it remains unclear how the administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of a New Drug Application (NDA) due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency” Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the U.S. facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs or biologics license applications, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

This past spring the Trump administration initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (the USMCA), and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. Later, the U.S. and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 10, 2025. Three other countries, the United Kingdom, Vietnam and Indonesia, have also reached deals with the U.S. that include reduced tariff rates and other measures. The administration has not indicated the effective date for these deals. Recently, the administration announced an extension of the deadline for the effective date of the country-specific tariffs for all remaining countries until August 1, 2025.

Currently, the 10% baseline reciprocal tariffs announced in April remains in effect, in addition to the other tariffs on China (a minimum of an additional 20% as of July 15, 2025) and Canada and Mexico (25% as of July 15, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the U.S. and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China.

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

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act (IRA) was signed into law in August 2022, and the One Big Beautiful Bill Act (OBBBA) was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Resignation of Director

On August 3, 2025, Hongbo Lu notified the Company of her resignation from the Company’s Board of Directors (the Board) and from all committees of the Board, effective as of August 5, 2025. The decision by Dr. Lu to resign from the Board was not the result of any disagreement with the Company’s operations, policies or practices.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, the officer and director identified in the below table entered into a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), in each case as defined in Item 408 of Regulation S-K:

Name	Title	Date of Adoption	Nature of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold	Duration
Amy Burroughs	Chief Executive Officer and Director	June 30, 2025	Sale	Up to 191,681 shares issuable upon exercise of vested stock options(1) plus Up to 8,319 shares acquired under the 2021 ESPP	Until October 30, 2026, or such earlier date upon which all transactions are completed or expire without execution

(1) The number of shares subject to stock options covered by this trading arrangement that will be sold will vary based on the extent to which vesting conditions are satisfied and the market price of the Company’s common stock at the time of any potential exercise.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/10/2023	3.1

4.1	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.2	Form of Pre-Funded Warrant (August 2022).	8-K	8/16/2022	4.1

4.3	Form of Pre-Funded Warrant (September 2024).	8-K	9/12/2024	4.1

4.4	Amended and Restated Investors' Rights Agreement, dated December 29, 2020, by and among the Registrant and the investors listed therein.	S-1	1/15/2021	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

#	Indicates management contract or compensatory plan.
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

TERNS PHARMACEUTICALS, INC.

Date: August 5, 2025	By:	/s/Amy Burroughs
Amy Burroughs
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Andrew Gengos
Andrew Gengos
Chief Financial Officer (Principal Financial and Accounting Officer)