Form 10-Q
period 2025-09-30
Terns Pharmaceuticals, Inc.
filed 2025-11-10
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 90,079,781 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Terns Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$150,698	$161,439
Marketable securities	144,937	196,725
Prepaid expenses and other current assets	4,660	3,945
Total current assets	300,295	362,109
Property and equipment, net	59	222
Operating lease assets	938	1,248
Other assets	359	350
Total assets	$301,651	$363,929
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,946	$2,148
Accrued expenses and other current liabilities	11,982	13,074
Current portion of operating lease liabilities	459	428
Total current liabilities	15,387	15,650
Taxes payable, non-current	1,628	1,490
Operating lease liabilities, non-current	570	919
Total liabilities	17,585	18,059
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at September 30, 2025 and December 31, 2024; 87,511,470 and 87,126,583 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	778,065	767,621
Accumulated other comprehensive income (loss)	109	(279)
Accumulated deficit	(494,117)	(421,481)
Total stockholders’ equity	284,066	345,870
Total liabilities and stockholders’ equity	$301,651	$363,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$19,917	$15,169	$58,990	$52,108
General and administrative	7,799	9,770	23,536	23,814
Total operating expenses	27,716	24,939	82,526	75,922
Loss from operations	(27,716)	(24,939)	(82,526)	(75,922)
Other income:
Interest income	3,141	3,088	10,134	9,146
Other expense, net	(14)	(32)	(46)	(58)
Total other income, net	3,127	3,056	10,088	9,088
Loss before income taxes	(24,589)	(21,883)	(72,438)	(66,834)
Income tax expense	(46)	(62)	(198)	(220)
Net loss	$(24,635)	$(21,945)	$(72,636)	$(67,054)

Net loss per share, basic and diluted	$(0.27)	$(0.28)	$(0.79)	$(0.89)
Weighted average common stock outstanding, basic and diluted	91,701,529	77,819,658	91,584,339	75,567,851

Other comprehensive loss:
Net loss	$(24,635)	$(21,945)	$(72,636)	$(67,054)
Net unrealized gain on available-for-sale securities, net of tax	135	586	420	178
Foreign exchange translation adjustment, net of tax	(4)	17	(32)	1
Comprehensive loss	$(24,504)	$(21,342)	$(72,248)	$(66,875)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands, except share data)

Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2024	87,126,583	$9	$767,621	$(279)	$(421,481)	$345,870
Exercise of stock options	42,000	—	74	—	—	74
Vesting of restricted stock units with service conditions	129,046	—	—	—	—	—
Stock-based compensation expense	—	—	3,677	—	—	3,677
Net unrealized gain on available-for-sale securities	—	—	—	339	—	339
Foreign exchange translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(23,908)	(23,908)
Balances at March 31, 2025	87,297,629	$9	$771,372	$51	$(445,389)	$326,043
Exercise of stock options	36,637	—	72	—	—	72
Issuance of common stock under employee stock purchase plan	95,276	—	252	—	—	252
Vesting of restricted stock units with service conditions	40,594	—	—	—	—	—
Stock-based compensation expense	—	—	3,028	—	—	3,028
Net unrealized loss on available-for-sale securities	—	—	—	(54)	—	(54)
Foreign exchange translation adjustment	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(24,093)	(24,093)
Balances at June 30, 2025	87,470,136	$9	$774,724	$(22)	$(469,482)	$305,229
Vesting of restricted stock units with service conditions	41,334	—	—	—	—	—
Stock-based compensation expense	—	—	3,341	—	—	3,341
Unrealized gain on available-for-sale securities	—	—	—	135	—	135
Foreign exchange translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(24,635)	(24,635)
Balances at September 30, 2025	87,511,470	$9	$778,065	$109	$(494,117)	$284,066

Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2023	64,576,719	$6	$588,008	$(19)	$(332,628)	$255,367
Vesting of restricted stock units with service conditions	74,974	—	—	—	—	—
Stock-based compensation expense	—	—	4,028	—	—	4,028
Net unrealized loss on available-for-sale securities	—	—	—	(293)	—	(293)
Foreign exchange translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(22,373)	(22,373)
Balances at March 31, 2024	64,651,693	$6	$592,036	$(321)	$(355,001)	$236,720
Exercise of stock options	4,000	—	12	—	—	12
Issuance of common stock under employee stock purchase plan	87,083	—	387	—	—	387
Issuance of common stock in connection with exercise of pre-funded warrants	5,564,904	1	(1)	—	—	—
Vesting of restricted stock units with service conditions	27,956	—	—	—	—	—
Stock-based compensation expense	—	—	4,420	—	—	4,420
Net unrealized loss on available-for-sale securities	—	—	—	(115)	—	(115)
Foreign exchange translation adjustment	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(22,736)	(22,736)
Balances at June 30, 2024	70,335,636	$7	$596,854	$(443)	$(377,737)	$218,681
Issuance of common stock and pre-funded warrants, net of issuance costs of $394	14,064,048	1	161,917	—	—	161,918
Exercise of stock options	171,081	—	1,055	—	—	1,055
Issuance of common stock in connection with exercise of pre-funded warrants	306,913	—	—	—	—	—
Vesting of restricted stock units with service conditions	39,297	—	—	—	—	—
Stock-based compensation expense	—	—	4,158	—	—	4,158
Net unrealized gain on available-for-sale securities	—	—	—	586	—	586
Foreign exchange translation adjustment	—	—	—	17	—	17
Net loss	—	—	—	—	(21,945)	(21,945)
Balances at September 30, 2024	84,916,975	$8	$763,984	$160	$(399,682)	$364,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(72,636)	$(67,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,046	12,606
Depreciation expense	78	253
Net accretion on marketable securities	(124)	(1,890)
Change in deferred taxes and uncertain tax positions	102	102
Amortization of right-of-use assets	310	429
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(629)	263
Accrued interest, net of interest received	373	961
Accounts payable	798	(782)
Accrued expenses and other liabilities	(1,093)	261
Operating lease liabilities	(318)	(581)
Net cash used in operating activities	(63,093)	(55,432)
Cash flows from investing activities:
Purchase of property and equipment	—	(42)
Purchase of marketable securities	(25,041)	(50,594)
Proceeds from maturities of marketable securities	77,000	132,574
Net cash provided by investing activities	51,959	81,938
Cash flows from financing activities:
Net proceeds from the issuance of common stock and pre-funded warrants	—	162,312
Payment of deferred offering costs	(6)	(75)
Proceeds from stock option exercises	146	1,067
Proceeds from issuance of common stock under employee stock purchase plan	252	387
Net cash provided by financing activities	392	163,691
Effect of exchange rate changes on cash and cash equivalents	1	13
Net (decrease) increase in cash and cash equivalents	(10,741)	190,210
Cash and cash equivalents at beginning of period	161,439	79,926
Cash and cash equivalents at end of period	$150,698	$270,136
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$369	$618
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,282
Deferred offering costs included in accounts payable and accrued expense	$—	$319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Terns Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of the Business

Terns Pharmaceuticals, Inc. (Terns or the Company) is a clinical-stage oncology company.

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future periods.

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

Unaudited Interim Financial Information

These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (the Annual Report) for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (SEC) on March 20, 2025. There have been no significant changes to the Company’s significant accounting policies described in Note 1, Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended December 31, 2024.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASUs) of the Financial Accounting Standards Board (FASB).

At-the-Market Offering

In May 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through TD Securities (USA) LLC, as successor to Cowen, shares of its common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. This Sales Agreement remains in effect. The shares are offered pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. There were no sales of the Company’s common stock pursuant to this agreement through September 30, 2025.

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

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $23.4 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. No pre-funded warrants have been exercised as of September 30, 2025.

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

Interest receivable related to the Company’s available-for-sale debt securities is presented as marketable securities on the Company’s condensed consolidated balance sheets. The Company writes off interest receivable once it has determined that the asset is not realizable. To date, the Company has not written off any interest receivables associated with its marketable securities.

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

Operating lease ROU assets and liabilities are recognized on the balance sheet at the lease commencement date based on the present value of the future minimum lease payments over the lease term. In determining the net present value of the lease payments, the Company uses its incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Any lease incentives received are deferred and recorded as a reduction of the ROU asset and amortized over the term of the lease. The Company does not separate lease and non-lease components and instead treats them as a single component. Rent expense is recognized on a straight-line basis over the lease term. The Company determines the lease term as the non-cancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

(in thousands)	September 30, 2025	December 31, 2024
Research and development costs	$5,587	$3,388
Compensation and benefit costs	4,241	7,912
Accrued professional fees	1,214	1,319
Other	940	455
Total accrued expenses and other current liabilities	$11,982	$13,074

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

In July 2024, Mr. Yoon entered into a separation agreement with the Company. During the year ended December 31, 2024, the Company recorded an accrued liability and recognized expense of $0.6 million related to the departure, which were fully paid as of September 30, 2025. Additionally, the separation agreement provided that the time for Mr. Yoon to exercise any outstanding equity award that was vested as of the separation date continued until April 30, 2025. As a result of the change in terms for these option grants to Mr. Yoon, the Company recognized an additional $0.6 million in stock-based compensation expense during the year ended December 31, 2024. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In July 2024, Dr. Vignola entered into a transition agreement with the Company. During the year ended December 31, 2024, the Company recorded an accrued liability and recognized expense of $1.0 million related to the transition. As of September 30, 2025, the ending accrued liability was $0.2 million and is presented within the Condensed Consolidated Balance Sheets under Accrued expenses and other current liabilities. Additionally, the transition agreement provided that the time for Dr. Vignola to exercise any outstanding equity award that was vested as of the separation date shall continue to the end of the 12th month following the separation date. As a result of the change in terms for these option grants to Dr. Vignola, the Company recognized an additional $0.4 million in stock-based compensation expense during the year ended December 31, 2024. The expenses were recognized as operating expenses within the Condensed Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

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

The Company recorded income tax expense for the three months ended September 30, 2025 and 2024 of less than $0.1 million and $0.1 million, respectively. The Company recorded income tax expense for the nine months ended September 30, 2025 and 2024 of $0.2 million. The expenses are primarily related to foreign income tax expenses from China.

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

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of September 30, 2025 included pre-funded warrants, as the warrants were issued for minimal consideration and were immediately exercisable.

Diluted net loss per share of common stock is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share of common stock is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares.

The Company reported a net loss for each of the three and nine months ended September 30, 2025 and 2024. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2025	2024
Options to purchase common stock	15,309,343	10,964,022
Unvested restricted stock units with service conditions	529,035	580,104
Unvested restricted stock units with market conditions	150,000	150,000
Shares issuable under employee stock purchase plan	111,713	50,646
Total	16,100,091	11,744,772

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

2. Cash Equivalents and Marketable Securities

The amortized cost and fair value of cash equivalents and marketable securities by major security type is as follows:

	September 30, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$126,590	$—	$—	$126,590
U.S. government securities	144,595	342	—	144,937
Total	$271,185	$342	$—	$271,527

Classified as:
Cash equivalents				$126,590
Marketable securities				144,937
Total				$271,527

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$147,566	$—	$—	$147,566
U.S. government securities	196,803	175	(253)	196,725
Total	$344,369	$175	$(253)	$344,291

Classified as:
Cash equivalents				$147,566
Marketable securities				196,725
Total				$344,291

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

At September 30, 2025, the Company had no available-for-sale marketable securities in an unrealized loss position nor did the Company have any allowance for credit losses. The Company does not intend to sell its marketable securities and the Company believes it is more likely than not that any marketable securities in an unrealized loss position will be held until maturity and that the Company will not be required to sell its marketable securities before recovery of their amortized cost basis. The Company has no history of recording allowances for credit losses as the securities are of high credit quality and any decline in fair value is due to market conditions and/or changes in interest rates.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$24,108	$—	$—	$24,108
Money market funds	126,590	—	—	126,590
Total cash and cash equivalents	$150,698	$—	$—	$150,698
Marketable securities
U.S. government securities	$—	$144,937	$—	$144,937
Total marketable securities	$—	$144,937	$—	$144,937

	Fair Value at December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$13,873	$—	$—	$13,873
Money market funds	147,566	—	—	147,566
Total cash and cash equivalents	$161,439	$—	$—	$161,439
Marketable securities
U.S. government securities	$—	$196,725	$—	$196,725
Total marketable securities	$—	$196,725	$—	$196,725

The aggregate amortized cost and fair value of marketable securities as of September 30, 2025, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$104,604	$104,720
Due after one year through two years	39,991	40,217
Total marketable securities	$144,595	$144,937

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

Components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$127	$143	$358	$466
Short-term cost	2	5	11	12
Total lease cost	$129	$148	$369	$478

			September 30,
			2025	2024
Weighted-average remaining lease term			2.08	3.00
Weighted-average discount rate			10.00%	9.99%

The Company’s future minimum lease payments are as follows:

(in thousands)	Operating Leases
2025	$135
2026	545
2027	465
2028 and thereafter	—
Total lease payments	1,145
Less: Imputed interest	(116)
Present value of lease liabilities	1,029
Less: Current portion of lease liabilities	(459)
Total lease liabilities, non-current	$570

5. Common Stock and Stock-Based Compensation

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001. There were no shares of preferred stock outstanding as of September 30, 2025 and December 31, 2024.

The Company had reserved shares of common stock for issuance in connection with the following:

	September 30, 2025	December 31, 2024
Options outstanding under incentive award plans	15,309,343	10,610,387
Unvested restricted stock units with service conditions	529,035	547,430
Unvested restricted stock units with market conditions	150,000	150,000
Shares available for future grant under incentive award plans	5,410,413	4,092,569
Shares available for future grant under employee stock purchase plans	1,984,826	1,208,837
Shares available for future grant under employment inducement award plans	753,314	2,685,001
Pre-funded warrants	4,190,952	4,190,952
Total shares reserved	28,327,883	23,485,176

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors. Through September 30, 2025, no cash dividends have been declared or paid by the Company.

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

2021 Incentive Award Plan

In January 2021, the Company’s board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which, following the effective date of the 2021 Plan, are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 4,356,329 shares effective as of January 1, 2025. As of September 30, 2025, 5,410,413 shares of the Company’s common stock were available for future grants under the 2021 Plan.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 871,265 shares effective as of January 1, 2025. As of September 30, 2025, 1,984,826 shares of the Company’s common stock were available for future grants under the 2021 ESPP.

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

As of September 30, 2025, there was $0.7 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.67 years as of September 30, 2025. There were 95,276 and 87,083 shares purchased by employees under the 2021 ESPP during the nine months ended September 30, 2025 and 2024, respectively.

2022 Employment Inducement Award Plan

In September 2022, the Company’s compensation committee approved the 2022 Inducement Plan which authorized 1,400,000 shares of common stock to be issued and permitted the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and RSU awards to newly hired employees and officers. In August 2024, the Company approved an amendment to the 2022 Inducement Plan which increased the number of authorized shares reserved for issuance by 2,250,000 shares. As of September 30, 2025, 753,314 shares of the Company’s common stock were available for future grants under the 2022 Inducement Plan.

Pre-Funded Warrants

In September 2024, the Company sold pre-funded warrants to purchase 2,380,952 shares of common stock at a price of $10.4999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock sold in the same offering, minus the $0.0001 per share exercise price of such pre-funded warrant. As of September 30, 2025, no pre-funded warrants have been exercised.

In August 2022, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of September 30, 2025, 12,820,000 pre-funded warrants have been exercised.

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

The following table summarizes the stock option activity for all stock plans during the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	10,610,387	$8.07	6.66	$1,288
Granted	6,847,383	4.22
Exercised	(78,637)	1.85		152
Forfeited	(2,069,790)	8.30
Outstanding as of September 30, 2025	15,309,343	$6.35	7.45	$27,451
Exercisable, September 30, 2025	6,001,004	$8.34	4.80	$3,532
Vested and expected to vest, September 30, 2025	15,309,343	$6.35	7.45	$27,451

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of September 30, 2025, there was $28.6 million of unrecognized stock-based compensation expense related to unvested stock options which is estimated to be recognized over a period of 2.86 years.

Subsequent to September 30, 2025, the Company received $18.0 million in cash proceeds from the exercise of 2,222,434 stock options.

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

The following table summarizes the RSUs with service conditions activity for all stock plans during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested restricted stock units as of December 31, 2024	547,430	$7.09
Granted	255,595	3.28
Vested	(210,974)	6.87
Forfeited	(63,016)	5.78
Unvested restricted stock units as of September 30, 2025	529,035	$5.49

As of September 30, 2025, there was $2.5 million of unrecognized stock-based compensation expense related to RSUs with service conditions which is estimated to be recognized over a period of 2.24 years.

Restricted Stock Units with Market Conditions

In March 2024, the Company granted 150,000 RSUs with market conditions, which are subject to the achievement of certain escalating stock price thresholds established by the Company’s compensation committee of the board of directors. The RSUs with market conditions vest in equal installments upon the achievement of escalating stock price thresholds of $15.00 and $20.00, respectively, calculated based on the average price per share of the Company’s common stock for a period of 30 consecutive trading days equaling or exceeding the applicable price threshold, with vesting occurring as of the last day of the 30 consecutive trading day period. The escalating stock price thresholds can be met any time after the first anniversary of employment of the recipient but prior to the fourth anniversary from the date of grant.

The Company estimated the fair value of RSUs with market conditions granted using a Monte Carlo simulation model with the following assumptions:

Three Months Ended March 31, 2024
Expected volatility	78.45%
Risk-free interest rate	4.27%
Fair value of underlying common stock	$7.31
Weighted average grant-date fair value per share	$5.39

As of September 30, 2025, none of the escalating stock price thresholds had been met for any of the RSUs with market conditions, resulting in no shares vested.

As of September 30, 2025, there was less than $0.1 million of unrecognized stock-based compensation expense related to RSUs with market conditions which is estimated to be recognized over a period of 0.17 years.

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s ESPP using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Nine Months Ended September 30,
	2025	2024
Stock Option Plans
Expected term (years)	6.05	6.04
Expected volatility	74.72%	77.15%
Risk-free interest rate	4.17%	4.23%
Fair value of underlying common stock	$4.22	$6.72
Weighted average grant-date fair value per share	$2.89	$4.69
Employee Stock Purchase Plans
Expected term (years)	1.28	1.22
Expected volatility	81.29%	83.43%
Risk-free interest rate	4.05%	5.10%
Fair value of underlying common stock	$3.11	$6.01
Weighted average grant-date fair value per share	$1.56	$3.03

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development expense	$1,625	$1,266	$4,878	$5,444
General and administrative expense	1,716	2,892	5,168	7,162
Total stock-based compensation expense	$3,341	$4,158	$10,046	$12,606

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

In June 2019, the Company paid Vintagence an upfront payment of $0.7 million. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of September 30, 2025, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company’s Investigational New Drug Application filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has not recognized any research and development expense during the three and nine months ended September 30, 2025 and 2024 related to this agreement.

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

In November 2021, Hansoh exercised its option and was granted an exclusive, royalty-bearing license, with the right to sublicense to exploit licensed compound and licensed products in the Field and in the Territory. In connection with Hansoh’s exercise of its option, the Company recognized $1.0 million in license fee revenue within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. In addition, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of September 30, 2025, no milestones have been met and future payments are all constrained.

7. Segment Reporting

The Company has one reportable segment, the consolidated entity’s operations, relating to the research and development of its portfolio of small-molecule product candidates to address serious diseases.

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

Cash, cash equivalents and marketable securities and total assets are presented on the Company’s Consolidated Balance Sheets. Cash flows from operating activities are presented on the Company’s Consolidated Statements of Cash Flows.

Consolidated segment loss, including segment expenses reviewed by the CODM, include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development expenses
External expenses by program:
TERN-701	$6,848	$4,202	$17,213	$10,770
TERN-601	6,004	3,249	18,031	12,507
Other programs	1,155	2,424	6,314	8,928
Total external expenses	14,007	9,875	41,558	32,205
Unallocated internal expenses:
Personnel-related expenses	5,717	4,991	16,823	18,959
Other expenses	193	303	609	944
Total research and development expenses	19,917	15,169	58,990	52,108
General and administrative	7,799	9,770	23,536	23,814
Total operating expenses	27,716	24,939	82,526	75,922
Loss from operations	(27,716)	(24,939)	(82,526)	(75,922)
Other income:
Interest income	3,141	3,088	10,134	9,146
Other expense, net	(14)	(32)	(46)	(58)
Total other income, net	3,127	3,056	10,088	9,088
Loss before income taxes	(24,589)	(21,883)	(72,438)	(66,834)
Income tax expense	(46)	(62)	(198)	(220)
Net loss	$(24,635)	$(21,945)	$(72,636)	$(67,054)

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

Overview

We are a clinical-stage oncology company reimagining known biology to deliver high impact medicines. Our portfolio consists of multiple drug candidates we believe have the potential to deliver improved clinical outcomes in the target indication as either single-agent or combination therapies. The most advanced product candidates in our pipeline – TERN-701, and TERN-501 – were internally discovered. Additionally, we have the TERN-800 series of small-molecule glucose-dependent insulinotropic polypeptide receptor (GIPR) modulators for obesity and have nominated our first development candidate, TERN-801. In October 2025, we announced that we will not advance TERN-601 or invest in other metabolic assets, while reiterating our focus on rapidly advancing TERN-701.

TERN-701 is our proprietary, oral, potent, next-generation allosteric BCR-ABL inhibitor specifically targeting the ABL myristoyl pocket for chronic myeloid leukemia (CML), a form of cancer that begins in the bone marrow and leads to the growth of leukemic cells. TERN-701 is currently being evaluated in the CARDINAL trial (NCT06163430), a global multi-center dose escalation and dose-expansion Phase 1 clinical trial to assess safety, tolerability, and efficacy in patients with previously treated chronic phase (CP) CML. The dose escalation portion of CARDINAL completed in January 2025 with no dose limiting toxicities (DLTs) observed up to the maximum dose of 500 mg once daily (QD). Terns initiated the dose expansion of the trial in April 2025, with patients randomized to one of two dose cohorts (320 mg or 500 mg QD) with up to 40 patients per arm. In November 2025, Terns announced that an abstract with updated data from the CARDINAL trial has been selected for oral presentation at the 67th ASH Annual Meeting and Exposition. As of the June 30, 2025 cutoff date, 55 patients were enrolled. Of 32 efficacy-evaluable patients, the overall (cumulative) major molecular response (MMR) rate was 75% (24/32) by 24 weeks, with 64% (14/22) achieving MMR and 100% (10/10) maintaining MMR. Overall (cumulative) MMR by 24 weeks in difficult to treat patient subgroups was 69% (11/16) in patients with lack of efficacy to last tyrosine kinase inhibitor (TKI), 60% (6/10) in patients who had prior asciminib, and 67% (8/12) in patients with prior asciminib / ponatinib / investigational TKI. No patients had lost MMR at the time of data cutoff. Enrolled patients had heavily pretreated, refractory disease, with a median of 3 prior TKIs; 35% had ≥4 prior TKIs; 56% and 44% had baseline BCR::ABL1 >1% and >10%, respectively; 64% discontinued their last TKI due to lack of efficacy; 36% had prior asciminib treatment; 25% had prior ponatinib and/or an investigational TKI (olverembatinib / ELVN-001); and 13% had BCR::ABL1 mutations (9% with T315I and 4% with F317L.) An encouraging safety profile was observed, with 87% (48/55) patients remaining on treatment as of the data cut-off and discontinuations due to disease progression (n=4), adverse events (n=1), and consent withdrawal/lost to follow up (n=2). No DLTs were observed in dose escalation and a maximum tolerated dose was not reached. The majority (74%) of treatment-emergent adverse events (TEAEs) were low grade with no apparent dose relationship. The most common TEAEs were diarrhea (22%), headache (18%) and nausea (16%), all Grade 1 or 2; and Grade 3 or higher TEAEs were all less than 10%, most commonly neutropenia (7%) and thrombocytopenia (4%). TERN-701 exposures were approximately dose proportional across the dose range. Overall, TERN-701 achieved consistently high overall (cumulative) MMR rates in key, difficult to treat patient subgroups while maintaining an encouraging safety profile. These emerging data reinforce our belief that TERN-701 has the potential to be a best-in-disease therapy, with broad opportunity across all CML treatment lines. A more expansive and updated dataset from the CARDINAL trial will be presented at the ASH Annual Meeting in December 2025. The United States Food and Drug Administration (FDA) granted Orphan Drug Designation for TERN-701 for the treatment of CML in March 2024.

TERN-601 is our small-molecule GLP-1 receptor agonist that is intended to be orally administered QD for obesity. In October 2025, we announced topline 12-week data from our Phase 2 FALCON trial evaluating TERN-601 in obesity. Results showed a maximum placebo-adjusted weight loss of 4.6% with 12% treatment discontinuation due to adverse events. Additionally, asymptomatic, reversible grade 3 liver enzyme elevations occurred in three participants during the post-treatment follow-up period, two of which were deemed drug related. Based on these results, we announced that we will not advance TERN-601 or invest in other metabolic assets, including TERN-501 or the TERN-800 series. Detailed results from the Phase 2 FALCON trial may be published in the future.

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

TERN-800 is our small molecule GIPR modulator series for obesity, which we believe has the potential for combination with GLP-1 receptor agonists. We have prioritized our discovery efforts towards GIPR antagonism and have nominated our first development candidate, TERN-801. We are seeking a strategic partner to advance TERN-801.

The development and commercialization of therapeutics for obesity is highly competitive. In addition to currently marketed drugs, there are numerous product candidates in various stages of clinical development by third parties with which our metabolic programs may compete. We anticipate that potential collaborators, licensors or other strategic partners for TERN-501 or TERN-801 will evaluate a number of factors in relation to competing drugs on the market or in development, including, among others, efficacy, safety and tolerability results from clinical trials, dosing and administration, expected timing to complete clinical development and obtain marketing approval, intellectual property, resources required to develop, market and promote an approved drug and potential availability of coverage and reimbursement from government and third-party payors. As a result, even if we obtain favorable results from our studies, establishing a collaboration, license arrangement or other strategic partnership for our metabolic programs on favorable terms may be challenging.

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Results of operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Results of operations
Operating expenses:
Research and development	$19,917	$15,169	$4,748	$58,990	$52,108	$6,882
General and administrative	7,799	9,770	(1,971)	23,536	23,814	(278)
Total operating expenses	27,716	24,939	2,777	82,526	75,922	6,604
Loss from operations	(27,716)	(24,939)	(2,777)	(82,526)	(75,922)	(6,604)
Other income:
Interest income	3,141	3,088	53	10,134	9,146	988
Other expense, net	(14)	(32)	18	(46)	(58)	12
Total other income, net	3,127	3,056	71	10,088	9,088	1,000
Loss before income taxes	(24,589)	(21,883)	(2,706)	(72,438)	(66,834)	(5,604)
Income tax expense	(46)	(62)	16	(198)	(220)	22
Net loss	$(24,635)	$(21,945)	$(2,690)	$(72,636)	$(67,054)	$(5,582)

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Research and development expenses
External expenses by program:
TERN-701	$6,848	$4,202	$2,646	$17,213	$10,770	$6,443
TERN-601	6,004	3,249	2,755	18,031	12,507	5,524
Other programs	1,155	2,424	(1,269)	6,314	8,928	(2,614)
Total external expenses	14,007	9,875	4,132	41,558	32,205	9,353
Unallocated internal expenses:
Personnel-related expenses	5,717	4,991	726	16,823	18,959	(2,136)
Other expenses	193	303	(110)	609	944	(335)
Total research and development expenses	$19,917	$15,169	$4,748	$58,990	$52,108	$6,882

The increase in research and development expenses for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to a $4.1 million increase in clinical and preclinical program expenses, and a $0.7 million increase in personnel-related expenses.

The increase in research and development expenses for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to a $9.4 million increase in clinical and preclinical program expenses, partially offset by a $2.1 million decrease in personnel-related expenses and a $0.3 million decrease primarily due to lower allocated overhead, facility-related and depreciation expenses to research and development expenses.

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

The decrease in general and administrative expenses for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to a $2.7 million decrease in personnel-related expenses partially offset by a $0.6 million increase in other professional services consulting.

The decrease in general and administrative expenses for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to a $2.5 million decrease in personnel-related expenses, partially offset by a $1.9 million increase in other professional services consulting, and a $0.3 million increase primarily due to lower allocated overhead, facility-related and depreciation expenses to research and development expenses.

Interest income

Interest income primarily consists of interest income on our cash equivalents and marketable securities.

Interest income for the three months ended September 30, 2025 and 2024 was $3.1 million in each respective period.

Interest income for the nine months ended September 30, 2025 was $10.1 million, compared to $9.1 million for the same period in 2024. The increase in interest income was primarily due to an increase in the average balance of cash, cash equivalents and marketable securities.

Other expense, net

Other expense, net for the three and nine months ended September 30, 2025 and 2024 was less than $0.1 million in each respective period.

Income tax expense

Income tax expense for the three months ended September 30, 2025 and 2024 was less than $0.1 million in each respective period.

Income tax expense for the nine months ended September 30, 2025 and 2024 was $0.2 million in each respective period.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028. However, we continue to anticipate that our operating expenses will remain significant to support our ongoing and planned activities. We expect to continue to incur net operating losses for at least the next several years.

Sources of liquidity

Since our initial public offering in February 2021, we have primarily funded our operations through proceeds from the sale of shares of our common stock and pre-funded warrants to purchase our common stock. We have devoted substantially all our resources to research and development activities, organizing and staffing our company, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of September 30, 2025, we had an accumulated deficit of approximately $494.1 million and cash, cash equivalents and marketable securities of $295.6 million. For the nine months ended September 30, 2025, we had a net loss of approximately $72.6 million and negative cash flows from operations of approximately $63.1 million.

In May 2023, we entered into the Sales Agreement pursuant to which we have the ability to offer and sell, from time to time, through TD Securities (USA) LLC, as successor to Cowen and Company, LLC, shares of our common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. This Sales Agreement remains in effect. There were no sales of our common stock pursuant to this agreement through September 30, 2025.

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

Cash flows

Operating activities

Net cash used in operating activities during the nine months ended September 30, 2025 was $63.1 million and consisted primarily of our net loss of $72.6 million, a $0.9 million decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued, as well as a non-cash adjustment of $0.1 million due to net accretion on marketable securities. This was partially offset by non-cash adjustments of $10.0 million of stock-based compensation, $0.3 million in amortization of right-of-use assets and $0.1 million of depreciation.

Net cash used in operating activities during the nine months ended September 30, 2024 was $55.4 million and consisted primarily of our net loss of $67.1 million, as well as a non-cash adjustment of $1.9 million due to net accretion on marketable securities. This was partially offset by non-cash adjustments of $12.6 million of stock-based compensation, $0.4 million in amortization of operating lease assets, $0.3 million of depreciation and a $0.1 million increase from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued.

Investing activities

Net cash provided by investing activities during the nine months ended September 30, 2025 was $52.0 million and consisted primarily of proceeds from the maturity of marketable securities of $77.0 million, partially offset by $25.0 million in purchases of marketable securities.

Net cash provided by investing activities during the nine months ended September 30, 2024 was $81.9 million and consisted primarily of proceeds from the maturity of marketable securities of $132.6 million, partially offset by $50.6 million in purchases of marketable securities.

Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $0.4 million and consisted of $0.3 million in proceeds from the issuance of common stock under our employee stock purchase plan and $0.1 million in proceeds from stock option exercises.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $163.7 million and consisted of $162.3 million in proceeds from the issuance of common stock and pre-funded warrants in connection with the September 2024 underwritten public offering, $1.1 million in proceeds from stock option exercises and $0.4 million in proceeds from the issuance of common stock under our employee stock purchase plan. This was partially offset by $0.1 million in payment of deferred offering costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the information provided under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” which is included and described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2025, management, with the supervision and participation of our chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and the chief financial officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2025 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2025, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and those discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 may not be the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the European Medicines Agency and Committee for Medicinal Products for Human Use, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including investigational new drug applications (INDs), requests for special designations and marketing applications. If these oversight and review activities are disrupted, including by the current government shutdown in the U.S., then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, or review and approval of our product candidates. Pursuant to President Trump’s E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of the Department of Health and Human Services (HHS) announced on March 27, 2025, a reorganization and reduction in force across HHS of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce of approximately 20,000 to decrease by 3,500 full-time employees. Subsequently, the FDA indicated that roughly a quarter of those employees who received reduction in force notices had been reinstated. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA. There are also ongoing deliberations within the administration and Congress over potentially substantial proposed cuts to the overall budget for HHS and funding of the FDA for the 2026 federal fiscal year.

Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act (PDUFA), it remains unclear how the administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. There have been several reports in which the FDA failed to meet a PDUFA goal date for approval of a New Drug Application (NDA) or Biologics License Application due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.

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

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. During the last several years, the U.S. government has shut down several times, including the shutdown beginning in October 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs or continues, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

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

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs or biologics license applications, our business would be negatively impacted. Further, any government shutdown could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

The Trump administration has, in 2025, imposed a series of tariffs against U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement (the USMCA), and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the U.S. and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2025. Since the April announcement, several countries, including Japan, South Korea, and the United Kingdom, as well as the European Union reached deals with the United States that provide for reduced tariff rates to varying levels, including a cap on pharmaceutical tariffs at 15%, and other measures.

On July 31, 2025, the President issued an Executive Order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41% with imports from Switzerland receiving a 39% rate. The new rates do not apply to Canada, China, Mexico and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 20%. Regarding Mexico, as of October 28, 2025, the rate remained 25% for goods that are not covered by the USMCA. Effective August 1, 2025, the tariff on Canada was increased to 35% for goods not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the U.S. and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China.

Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, the President announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, the President indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, the President delayed the October 1st effective date of the tariffs, announcing that the Trump administration had now “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the Trump administration. Certain trading partners, including the European Union and Japan, negotiated exemptions from the Section 232 tariffs on pharmaceuticals.

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

Further, some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalated in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. In addition, the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) recently published an interim final rule, referred to as the “Affiliates Rule,” which expands the scope of BIS export restrictions to include entities with 50% or greater ownership, in the aggregate, by one or more entities listed on the BIS Entity List and other restricted party lists. Escalating tensions between the U.S. and China may prevent or hinder the export of materials or technical information between us and our contract development manufacturing organization and third parties, such as pharmaceutical partners. These third parties may voluntarily require compliance or supply chain requirements that go above and beyond potential legislation to address perceived risk of “pass through,” which would make it difficult for us to operate our business.

In addition, in 2024, the U.S. Congress considered legislation referred to as the BIOSECURE Act. If this legislation had been enacted into law, it would have prohibited, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies, possibly including WuXi entities. On October 9, 2025, the U.S. Senate passed a revised version of the BIOSECURE legislation as part of its National Defense Authorization Act for fiscal year 2026. Instead of specifying particular Chinese entities for restrictions, the Senate bill would initially target biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States. This list currently includes BGI Group, BGI Genomics Co., Ltd., Forensic Genomics International, and MGI Tech Co., Ltd., but does not include WuXi entities. The legislation would allow for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time. The U.S. House of Representatives has passed a version of the bill that does not contain similar biotechnology provisions, so it is not currently known whether the House or Senate language or other language or neither may become law.

Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for our product candidates (if and once approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidates used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries, in particular, China, will impose and maintain quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers, or the Company, has entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/10/2023	3.1

4.1	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.2	Form of Pre-Funded Warrant (August 2022).	8-K	8/16/2022	4.1

4.3	Form of Pre-Funded Warrant (September 2024).	8-K	9/12/2024	4.1

4.4	Amended and Restated Investors’ Rights Agreement, dated December 29, 2020, by and among the Registrant and the investors listed therein.	S-1	1/15/2021	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

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

TERNS PHARMACEUTICALS, INC.

Date: November 10, 2025	By:	/s/Amy Burroughs
Amy Burroughs
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Andrew Gengos
Andrew Gengos
Chief Financial Officer (Principal Financial and Accounting Officer)