Form 10-K
period 2025-12-31
Terns Pharmaceuticals, Inc.
filed 2026-03-30
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The approximate aggregate market value of the registrant's Common Stock held by non-affiliates based upon the last sale price of the Common Stock as reported on the Nasdaq Global Select Market as of June 30, 2025 was $324,170,335. Common Stock held by our executive officers, directors and certain stockholders as of such date has been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of March 27, 2026 was 115,413,392.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Unless expressly stated otherwise, the statements contained in this Annual Report on Form 10-K have been prepared as if we were going to remain an independent company.

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

•
the proposed acquisition of us by Merck Sharp & Dohme LLC;
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

Summary of Principal Risks Associated with Our Business

•
Following our entry into that certain Agreement and Plan of Merger (the Merger Agreement), dated as of March 24, 2026, by and among us, Merck Sharp & Dohme LLC (Parent) and Thailand Merger Sub, Inc. (Purchaser), we are subject to a number of risks, including: (a) uncertainties as to the timing of the Offer and the Merger (each as defined below), including the risk that the Offer or the Merger contemplated by the Merger Agreement may not be completed in a timely manner or at all; (b) that uncertainties associated with the Offer or the Merger could adversely affect our business, results of operations, financial condition and stock price; (c) closing conditions to the completion of the Offer that could adversely affect us or cause the Offer to be abandoned; (e) the possibility that that certain provisions in the Merger Agreement could discourage a potential competing acquirer of us or could result in a competing acquisition proposal being at a lower price than it might otherwise be; (f) that the announcement or pendency of the Offer and the Merger may result in disruptions to our business, divert management’s attention and/or disrupt our relationships with third parties and employees, any of which could negatively impact our operating results and ongoing business; (g) the risk that stockholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability; and (h) that our stockholders will not benefit from future growth opportunities as stockholders of us if the Transactions (as defined below) are completed.
•
We are a clinical-stage oncology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.
•
We will require substantial additional funding to finance our operations and achieve our goals. Failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.
•
We are early in our development efforts. Our business is heavily dependent on the successful development, regulatory approval and commercialization of our current and future product candidates, particularly our lead product candidate, TERN-701.
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
•
We rely completely on third parties to manufacture our clinical drug supplies and we intend to rely on third parties to produce commercial supplies of any approved product candidate, and our commercialization of any of our product candidates could be stopped, delayed or made less profitable if those third parties fail to obtain approval of the United States Federal Drug Administration (FDA), or comparable regulatory authorities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

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

•
If we are unable to obtain, maintain and enforce effective intellectual property protection directed to our current and any future technologies that we develop, or if the scope of patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
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

PART I

Item 1. Business.

Pending Acquisition by Merck Sharp & Dohme LLC

On March 24, 2026, we entered into an Agreement and Plan of Merger (the Merger Agreement) by and among us, Merck Sharp & Dohme LLC, a New Jersey limited liability company (Parent), and Thailand Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Purchaser). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Parent will cause Purchaser to commence a tender offer (the Offer) to purchase all of the outstanding shares of our common stock, par value $0.0001 per share (the Shares), at a price of $53.00 per Share (the Offer Price), without any interest thereon and subject to any withholding of taxes.

The obligation of Purchaser to accept for payment, and pay for, any Shares validly tendered (and not validly withdrawn) pursuant to the Offer is subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, among other things, (a) there being validly tendered and not validly withdrawn Shares that represent one more Share than 50% of the total number of Shares then issued and outstanding, as calculated in accordance with the terms of the Merger Agreement, (b) any waiting period (or any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), having expired or been terminated and (c) there not having been issued and remaining in effect any governmental order or law prohibiting or making illegal the Transactions (as defined below).

As soon as practicable following consummation of the Offer, subject to the terms and conditions of the Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, Purchaser will merge with and into us (the Merger, which, together with the Offer and the other transactions contemplated by the Merger Agreement, are referred to as the Transactions), with us surviving the Merger as a wholly owned subsidiary of Parent.

At the effective time of the Merger (the Effective Time), each Share then issued and outstanding (other than Shares (a) held at the commencement of the Offer and immediately prior to the Effective Time by us (or held in our treasury), Parent, Purchaser or any other direct or indirect wholly owned subsidiary of us, Parent or Purchaser or (b) irrevocably accepted for purchase pursuant to the Offer) will be converted into the right to receive the Offer Price (the Merger Consideration), without any interest thereon and subject to any withholding of taxes.

In addition, at the Effective Time, (a) each option to purchase Shares that is outstanding and unexercised immediately prior to the Effective Time, whether or not vested and which has a per share exercise price that is less than the Merger Consideration (each, an In the Money Option), will be cancelled and converted into the right to receive (without interest) a cash payment equal to (i) the excess of (A) the Merger Consideration over (B) the exercise price payable per Share of such In the Money Option, multiplied by (ii) the total number of Shares subject to such In the Money Option, (b) each option to purchase Shares other than an In the Money Option that is outstanding and unexercised as of immediately prior to the Effective Time, whether or not vested, will be cancelled with no consideration payable in respect thereof and (c) each restricted stock unit award covering Shares (each, a Company RSU) that is outstanding as of immediately prior to the Effective Time, whether or not vested, will be cancelled and the holder thereof will be entitled to receive (without interest) a cash payment equal to the product of (i) the Merger Consideration and (ii) the number of Shares subject to such Company RSU.

As of the time at which all Shares tendered (and not validly withdrawn) pursuant to the Offer are accepted by Purchaser for payment (the Offer Acceptance Time), each pre-funded warrant to purchase Shares issued on September 10, 2024 (each, a Company Warrant) that is issued and outstanding as of immediately prior to the Offer Acceptance Time will be automatically deemed to be exercised in full in a “cashless exercise” (as defined in, and pursuant to the terms of, such Company Warrant) and will be converted into the right to receive cash in an amount equal to the product of (a) the total number of Shares issuable upon such cashless exercise of such Company Warrant as of immediately prior to the Offer Acceptance Time pursuant to the terms thereof and (b) the Offer Price, subject to any withholding of taxes.

Effective as of the Effective Time, we will terminate our 2017 Equity Incentive Plan, 2021 Incentive Award Plan and 2022 Employment Inducement Award Plan, each as amended and restated from time to time, and all outstanding grants of equity and equity-based awards.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. From the date of the Merger Agreement until the earlier of the Effective Time and the valid termination of the Merger Agreement, we have agreed, subject to certain exceptions, to use commercially reasonable efforts to operate our and our subsidiaries’ business and operations in the ordinary course in all material respects and have agreed to certain other operating covenants, as set forth more fully in the Merger Agreement.

We have also agreed to customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and engage in discussions or negotiations with third parties regarding alternative acquisition proposals, subject to certain exceptions under the circumstances provided in the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances provided in the Merger Agreement. The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, we will be required to pay to Parent a termination fee of an amount in cash equal to $235 million. The Merger Agreement further provides that Parent will be required to pay us a reverse termination fee of $270 million in the event the Merger Agreement is terminated by Parent or us in certain specified circumstances.

The foregoing description of the Merger Agreement and the Transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, the full text of which is filed as Exhibit 2.1 to this Annual Report on Form 10-K and which is incorporated herein by reference.

For additional information related to the Merger Agreement, refer to our Current Report on Form 8-K, which was filed with the SEC on March 25, 2026, including Exhibit 2.1 thereto.

The Offer and Merger are expected to close in the second quarter of 2026, subject to the terms of the Merger Agreement. Following completion of the Merger, we will become a subsidiary of Merck & Co., Inc., and our common stock will be delisted from the Nasdaq Global Select Market. We will also apply to deregister our common stock and cease to be a reporting company under the United States Securities Exchange Act of 1934, as amended. There can be no assurance that the Offer and the Merger will be consummated. Please also see Part I, Item 1A, “Risk Factors—Risks Relating to Pending Transaction with Merck Sharp & Dohme LLC” of this Annual Report on Form 10-K for a summary of risks related to the Transactions.

Company Overview

We are a clinical-stage oncology company reimagining known biology to deliver high impact medicines. Our portfolio consists of drug candidates we believe have the potential to deliver improved clinical outcomes compared to current standard of care in the target indication. All product candidates in our pipeline were internally discovered. Our lead oncology asset is TERN-701, a novel, oral allosteric BCR-ABL1 inhibitor with best-in-disease potential for chronic myeloid leukemia (CML) currently in Phase 1/2 development. We plan to initiate pivotal clinical development for TERN-701 in late 2026 or early 2027. We also have an ongoing discovery effort for small-molecule oncology candidates with undisclosed targets and indications. Our legacy metabolic programs include TERN-501, a clinical-stage thyroid hormone receptor-β for metabolic dysfunction-associated steatohepatitis (MASH) and/or obesity, and TERN-801, a glucose-dependent insulinotropic polypeptide receptor antagonist development candidate for obesity. We are seeking strategic partners to advance the TERN-501 and TERN-801 programs.

Our Development Pipeline

The following table highlights our current development pipeline:

Pipeline Candidate in Oncology

TERN-701 is our proprietary, oral, potent, allosteric BCR-ABL1 tyrosine kinase inhibitor (TKI) specifically targeting the ABL1 myristoyl pocket for CML, a form of cancer that begins in the bone marrow and leads to the growth of leukemic cells and is classified as an orphan indication. In December 2025, we announced updated and expanded data from our ongoing Phase 1/2 CARDINAL trial of TERN-701 in patients with previously treated CML, reflecting potentially best-in-disease efficacy responses for this stage of development and an encouraging safety profile with the majority of treatment-emergent adverse events being low grade with no apparent dose relationship. Planned milestones for 2026 include pivotal dose selection and an End of Phase 2 regulatory interaction in mid-2026, updated and expanded CARDINAL data in the second half of 2026, and the initiation of a second-line plus (2L+) Phase 3 clinical trial in late 2026 or early 2027.

Our strategy is to advance TERN-701 towards pivotal development as rapidly as possible with the planned initiation of a Phase 3 2L+ clinical trial in late 2026 or early 2027 in patients with non-T315I mutated chronic phase CML. The 2L+ trial design is expected to evaluate TERN-701 against physicians’ choice second generation (2G) TKI, namely dasatinib, nilotinib or bosutinib. Patients with prior treatment with asciminib will be allowed. The primary endpoint for accelerated approval in 2L+ CML has been major molecular response (MMR) achievement at the 24-week timepoint. Within six to 12 months of the 2L+ trial initiation, we anticipate initiating a separate Phase 3 clinical trial in frontline (1L) CML. The anticipated 1L trial design may evaluate TERN-701 against physicians’ choice TKI, including imatinib, 2G TKIs and potentially asciminib. Should the trial results support it, the inclusion of asciminib in the control arm may allow for a direct, superiority comparison with asciminib, however, the inclusion of asciminib remains under evaluation. The primary endpoint for accelerated approval in 1L CML has been MMR achievement at the 48-week timepoint. We believe our current financial runway allows us to potentially obtain results from the 2L+ pivotal trial and, subject to the results of the trial and subsequent regulatory review, commercially launch TERN-701 for CML.

We believe that the need for innovative, novel drugs in CML remains high. As the allosteric TKI class (including asciminib and TERN-701) continues to exhibit favorable safety and efficacy results in relation to active-site TKIs, we believe allosteric TKIs will be used primarily in the front- and second-line settings. In ‘G7 nations’ (Canada, France, Germany, Italy, Japan, the United Kingdom and the United States), there are approximately 17,000 new frontline patients annually. Patients who switch from one therapy to another, whether to second- or third-line or beyond, total approximately 13,000 annually. While we believe TERN-701 has significant commercial potential in the 2L+ setting, our primary focus remains on the frontline indication. Based on historical precedents, new and improved therapeutic entrants in CML have been able to capture significant share of frontline treatment, even as standard of care therapies become generic. For example, 2G TKIs (dasatinib, nilotinib and bosutinib) cumulatively were able to reach majority of frontline share, while providing improved efficacy but worse safety and tolerability over first generation, generic imatinib. Similarly, asciminib, the first approved allosteric TKI with over 20% new-to-brand share in 1L, is anticipated to achieve substantial frontline share and over $4 billion in peak revenues, while offering comparable efficacy and improved safety compared to 2G TKIs. We believe TERN-701 represents an opportunity to potentially capture significant frontline share, if it continues to generate clinical data that can support a best-in-disease profile. Evaluating the efficacy and safety of TERN-701 compared to asciminib and active-site TKIs in a Phase 3 frontline setting represents a compelling potential pathway to maximize the therapeutic and commercial potential of TERN-701.

Background on Chronic Myeloid Leukemia

CML is classified as an orphan indication and is the second most common adult-onset leukemia in the United States. The American Cancer Society estimates the prevalence of CML to be over 75,000 cases in the United States. In 2026, approximately 9,650 new cases of CML are expected to be diagnosed in the United States and incidence is growing approximately 1% annually.

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

In the chronic phase, leukemic cell proliferation is highly dependent on constitutively active BCR-ABL1 kinase activity that drives unregulated division of leukemic cells. CML cells crowd out the bone marrow’s heathy red blood, white blood and platelet cells and can cause weakness, fatigue, shortness of breath, fever, bone pain and weight loss, amongst other symptoms. Left untreated, CML can progress to become a potentially fatal disease. CML accounts for approximately 15% of newly diagnosed cases of leukemia in adults. The average age of diagnosis is approximately 66 years old. CML is rarely seen in children.

Treatment of CML

CML treatment was transformed by the development and approval of active-site TKIs that inhibit BCR-ABL1. The first approved TKI for CML, imatinib, was approved in 2001. Approvals of additional 2G active-site TKIs include dasatinib, nilotinib and bosutinib in 2006, 2007 and 2012, respectively. Each of these active-site TKIs are approved for newly diagnosed or refractory / intolerant chronic phase (CP) patient populations. Ponatinib, a third-generation active site TKI which is approved for use in adult CP patients with the T315I mutation as well as patients who are resistant or intolerant to at least 2 prior TKIs, also gained approval in 2012. These agents are all also approved in Advanced Phase (AP) CML and all but nilotinib in Blast Phase (BP) CML. Usage of these active-site TKIs have transformed CML from a fatal disease to a chronic condition, where patients may live for decades following diagnosis.

A novel class of TKIs, known as allosteric TKIs, target the myristoyl-binding pocket, locking BCR-ABL1 into the inactive state. Allosteric TKIs are highly selective for the ABL1 myristoyl-binding pocket, and virtually inactive against other cellular kinases, avoiding the off-target effects of the active-site TKIs. The first allosteric TKI, asciminib validated this mechanism, demonstrating improved clinical efficacy and safety compared to active-site TKIs in patients with previously treated CML, leading to its initial approval in 2021 for 3L+ CML. Since gaining approval across all treatment lines in late 2024, asciminib has experienced rapid commercial uptake, capturing 23% of new-to-brand share in frontline and 57% and 59% of new-to-brand share in 2L and 3L+, respectively, as of September 2025. We believe TERN-701 is generating compelling data in the CARDINAL trial that, if validated in pivotal trials, could support a potential best-in-disease profile for efficacy, safety and dosing/administration relative to asciminib.

BCR-ABL1 TKIs for CML

Imatinib represents the first approved active-site TKI and transformed CML into a disease that can be survived with chronic therapy. Imatinib is approved for newly diagnosed adults and children with Philadelphia chromosome-positive (Ph+) CML in chronic phase and patients in chronic, accelerated or blast phase with Ph+ CML, after failure of interferon-alfa therapy. However, approximately half of patients treated with imatinib develop resistance or intolerance and may progress onto alternative 2G active-site TKIs. Dasatinib, nilotinib and bosutinib are approved for newly diagnosed adults with Ph+ CML in chronic phase and adults in chronic, accelerated or blast phase Ph+ CML with resistance or intolerance to prior therapy. Ponatinib is approved for adult patients with chronic phase CML with resistance or intolerance to at least two prior kinase inhibitors, in accelerated phase or blast phase CML for whom no other TKI is indicated and adults with the T315I mutation who have received at least one TKI. These active-site TKIs offer increased potency over imatinib but worse AE profiles and reduced tolerability. Due to resistance or side effect intolerance, approximately 40% of patients treated with active-site TKIs are switched to an alternative TKI therapy. With largely overlapping efficacy and distinct safety concerns, the 2G active-site TKIs (dasatinib, nilotinib and bosutinib) cumulatively generated over $2 billion in 2025 sales, despite the availability of generic imatinib.

In January 2024, Novartis announced top-line data from its Phase 3 trial, ASC4FIRST (NCT04971226), of asciminib against investigator-selected TKIs in newly diagnosed (frontline) CML patients. The ASC4FIRST trial met both primary endpoints, with asciminib showing a statistically significant difference in MMR rates at 48 weeks versus investigator-selected active site TKIs (inclusive of imatinib, dasatitinib, nilotinib, and bosutinib) and versus imatinib alone with clinically meaningful differences. The secondary endpoint comparing efficacy of asciminib versus second-generation TKIs failed to show statistically significant difference in 48 week MMR rate. Asciminib also demonstrated a favorable safety and tolerability profile with fewer AEs and treatment discontinuations compared to standard-of-care active-site TKIs, with no new safety signals observed. As of October 2024, asciminib received accelerated approval for newly diagnosed patients, and was also approved for previously treated CML and patients with the T315I mutation. Novartis anticipates greater than $4 billion peak sales for asciminib across all lines of therapy.

Clinical validation of BCR-ABL1 TKIs

CML treatment response is measured through periodic assessments of blood and bone marrow tests. The three types of treatment response are molecular, hematologic and cytogenic response.

Molecular response (MR) is a decrease in the BCR-ABL1 transcripts (measured using quantitative PCR on a peripheral blood sample) and reported as a percentage on an International Standard (IS) scale. MR is the most sensitive method of monitoring BCR-ABL1 transcripts and is the most relevant in determining further treatment options. The initial speed and depth of response to therapy is a significant predictor of outcomes. MMR is achieved when the BCR-ABL1 level has decreased to 0.1%, signaling that leukemia cells have been reduced by 99.9% or more. A deep molecular response (DMR) is achieved when the BCR-ABL1 level has decreased to 0.01% or less.

Hematologic response can be categorized as either partial or complete, depending on the results of a complete blood count test. This assessment measures the number of red blood cells, white blood cells and platelets in the blood. A partial hematologic response is achieved when the number of each blood cell type begins to revert to normal levels. A complete hematologic response is achieved when blood cell counts return to normal and may be observed within one month of treatment initiation. Cytogenic response is assessed by measuring the percentage of cells in the bone marrow containing the Philadelphia chromosome (Ph+ cells). Cytogenic evaluations of bone marrow cells are conducted at three-month intervals to assess a patient’s response to treatment. A minor cytogenic response is achieved when the Philadelphia chromosome is present in more than 35% of bone marrow cells. A major cytogenic response is achieved when 35% or fewer cells have the Philadelphia chromosome. When no cells with the Philadelphia chromosome are detected in the bone marrow, a complete cytogenic response is achieved.

In the Phase 3 ASCEMBL trial (NCT03106779) of patients treated with two or more prior TKIs, asciminib achieved an MMR in 25% of patients at 6 months, which was superior to and approximately two-fold greater than bosutinib’s MMR rate of 13%, which was adequate to gain accelerated approval in the third-line and later settings. At 96 weeks in ASCEMBL, asciminib achieved MMR in 38% of patients, more than doubling bosutinib’s 16% MMR response rate, resulting in a full approval in the third-line and later settings. The discontinuation rate after 96 weeks due to the lack of efficacy or AEs in patients on asciminib was nearly half of the rate of patients on bosutinib (31.2% asciminib v. 60.5% bosutinib).

Allosteric BCR-ABL1 inhibitors have demonstrated clinical benefits as frontline CML treatment in addition to third-line and later treatment. In the frontline ASC4FIRST Phase 3 trial, asciminib showed superior MMR rates at week 48 compared to standard-of-care TKIs (68% vs. 49%). However, it did not show a statistically significant efficacy difference against the 2G TKI stratum, although this was not a primary objective of the trial. Asciminib demonstrated a favorable safety and tolerability profile with fewer AEs and treatment discontinuations compared to standard-of-care TKIs. Overall, asciminib had higher rates of MMRs and deep molecular responses (DMR) and an improved safety and tolerability profile at week 48 compared to both imatinib and 2G TKIs. In October 2024, asciminib was granted accelerated approval for newly diagnosed Ph+ chronic-phase CML based on ASC4FIRST, and the label indication was also broadened to include all previously treated CML patients (compared to only 3L+) based on preliminary data from the ASC2ESCALATE trial (NCT05384587), which included Ph+ chronic-phase patients who have been previously treated with one prior TKI.

Limitations of BCR-ABL1 TKIs

Unmet medical needs in CML remain due to (1) an increasing number of patients becoming refractory or intolerant to the current standard of care, (2) safety concerns for active-site TKIs used in CML patients who are resistant or intolerant to prior TKI therapy, (3) BCR-ABL1 mutations that are difficult for active-site TKIs to treat (e.g., T315I), and (4) achieving and maintaining deep and durable remission.

People with CML can expect to have lifespans nearly as long as healthy adults, and CML treatment is life-long for a high proportion of patients. As a result, treatment is selected and modified throughout the often decades long treatment period to address the course of each patient’s CML disease and individual needs over time. A recent publication estimated that approximately 40% of patients started on any TKI switch to an alternative TKI. Physicians guide treatment decisions on molecular response to treatment as well as other individual patient needs including drug tolerability, co-morbidity and drug-drug interaction profiles, which may evolve over time. For example, nilotinib-treated patients may be switched to imatinib and bosutinib which are preferred treatment options for patients experiencing cardiovascular or peripheral artery comorbidities, while nilotinib is less preferred. In contrast, nilotinib and dasatinib may be selected as replacement therapies for patients experiencing gastrointestinal or renal comorbidities in whom imatinib and bosutinib are less recommended. Navigating the vast array of comorbidity profiles often results in frequent switching, or cycling, of therapies that may sub-optimally address the patient’s long-term health. As a result, physicians are seeking additional novel therapies that are safe, efficacious and well tolerated to address their patients’ changing needs over time. In later lines of CML treatment, patients may experience greater challenges with intolerance. For patients who have failed two or more TKIs, up to 55% were intolerant to a previous TKI. Even low-grade, chronic TKI intolerance can impact a patient’s compliance with therapy, which in turn can lead to poorer outcomes.

During treatment with agents that inhibit BCR-ABL1 kinase activity, leukemic cells may also develop resistance mutations, which can block the binding of active-site TKIs and render them ineffective. Approximately 15% to 20% of patients develop BCR-ABL1 mutations or molecular abnormalities. T315I represents one variation of active-site mutation that renders most active-site TKIs ineffective. Ponatinib is the only active-site TKI approved for the treatment of patients with the T315I mutation but carries black box warning for cardiovascular and other toxicity. Potential resistance in second- and third-line treatment can result in poorer efficacy outcomes and increased risk of discontinuation. Mutations within the BCR-ABL1 kinase domain may also affect the ability of the majority of active-site TKIs to bind and inhibit BCR-ABL1.

Allosteric TKIs, which bind to the myristoyl-binding pocket, represent a novel treatment class for CML and have the potential to address the shortcomings of active-site TKIs, including off-target activity and limited efficacy against active site resistance mutations. Asciminib, the first approved allosteric TKI, is also indicated for the treatment of CML in patients with the T315I mutation although at five times higher than the daily total dose used to treat patients without T315I. High dose asciminib is associated with safety and tolerability issues that may lead to lower adherence in CML patients with T315I. In addition, in clinical trials a significant proportion of patients on asciminib did not meet efficacy thresholds. For example, 32% of these patients did not reach MMR at 48 weeks in 1L, 57% did not reach MMR at 24 weeks in 2L and 75% did not reach MMR at 24 weeks in 3L+. The adverse event profile of asciminib also includes dose-related increase in pancreatic toxicity and hypertension, with overall incidences of 20% and 18%, respectively, across all treated patients in clinical trials based upon the latest asciminib US prescribing information. Furthermore, asciminib is administered both once-daily (QD) and twice-daily and has food restrictions which require patients to fast at least two hours before and one hour after taking asciminib, which can lead to adherence issues. Despite the significant advantages of allosteric TKIs over active-site TKIs, as a class, we believe asciminib leaves opportunities to develop a best-in-disease allosteric TKI with improved efficacy, safety and dosing/administration.

Our solution for BCR-ABL1 TKIs

TERN-701 aims to address the current limitations of active-site TKIs and asciminib with the goal of achieving a best-in-disease profile through a combination of (1) improved potency against BCR-ABL1, including a broad range of mutations, (2) improved PK allowing greater degree of target inhibition at clinical doses relative to asciminib, (3) improved safety and tolerability profile, with limited and manageable drug-drug interactions, and (4) improved dosing/administration with once-daily dosing for all patients without fasting restrictions, which can affect medication adherence. We believe the efficacy and safety data from the ongoing Phase 1/2 CARDINAL trial (as of September 13, 2025 data cut) support a potential best-in-disease profile for TERN-701 that we plan to further assess in pivotal clinical development. At the recommended phase 2 dose (RP2D) range of ≥320mg QD, MMR and DMR achievement rate by 24 weeks was 75% with a 95% confidence interval (CI) of [53.3, 90.2] and 36% with a 95% CI of [18.6, 55.9], respectively, in a predominantly 3L+ population of whom nearly 40% had prior asciminib. Notably, responses including MMR achievement were seen in prior asciminib failures. TERN-701 also demonstrated a promising safety profile, including no dose limiting toxicities observed in dose escalation, no maximum tolerated doses identified, the majority of treatment-emergent adverse events being low grade with no apparent dose relationship, no pancreatic toxicity and no clinically significant changes in blood pressure. In healthy volunteer studies, TERN-701 also demonstrated the ability to be dosed once-daily without regard to food, and is being dosed as such in the ongoing CARDINAL trial, which represents another potential key differentiator from asciminib.

Clinical development of TERN-701

In July 2020, Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd. (collectively, Hansoh) in-licensed TERN-701 for development in mainland China, Taiwan, Hong Kong and Macau. TERN-701 is referred to by Hansoh as HS-10382. Hansoh is responsible for all development costs in the greater China region and is conducting their development program independently of us.

Our Phase 1/2 trial, CARDINAL, is progressing and includes sites from the United States, Europe and other countries. We plan to initiate pivotal clinical development for TERN-701 in late 2026 or early 2027. The FDA granted Orphan Drug Designation for TERN-701 for the treatment of chronic myeloid leukemia in March 2024 and Fast Track designation in December 2025.

The CARDINAL trial is an ongoing global, multicenter, open-label, two-part Phase 1/2 clinical trial to evaluate the safety, PK, and efficacy of TERN-701 in patients with previously treated CML. Part 1 is the dose escalation portion of the trial evaluating once-daily TERN-701 monotherapy in up to five dose cohorts in up to 80 adults with chronic phase CML with confirmed BCR-ABL1 and a history of treatment failure or suboptimal response to at least one 2G TKI (dasatinib, nilotinib or bosutinib). Patients with prior lack of efficacy and/or intolerance to asciminib are also allowed on trial. The primary endpoints for Part 1 are the incidence of DLTs during the first treatment cycle, and additional measures of safety and tolerability. Secondary endpoints include TERN-701 PK and efficacy assessments, such as hematologic and molecular responses as measured by the change from baseline in BCR-ABL1 transcript levels. The starting dose is 160 mg QD with dose escalations as high as 500 mg QD.

Part 2 of the CARDINAL trial (randomized dose expansion) commenced in April 2025 and is expected to enroll approximately 80 2L+ patients with non-T315I mutated CML, randomized to one of the selected RP2Ds of 320 mg or 500 mg QD. The primary endpoint of the dose expansion portion of the trial is efficacy, measured by hematologic and molecular responses. Secondary endpoints include safety, tolerability and PK. Based on totality of data from Part 1 and 2, we expect to select one of the RP2Ds to move forward to pivotal trials in 2L+ and 1L patients with non-T315I mutated chronic phase CML.

In January 2026, an additional cohort was added to the dose expansion part to evaluate TERN-701 500mg QD in approximately 20 patients with BCR-ABL1 resistance mutations, including T315I, M244V, F359I/C/V and others. The new mutation cohort will have no impact on the overall planned development timelines of TERN-701 in non-T315I mutated CML in 2L+ and 1L, which comprises the majority of patients.

In December 2025, we announced updated and expanded data from ongoing dose escalation and dose expansion parts of the CARDINAL trial of TERN-701 in patients with previously treated CML. As of the September 13, 2025 cutoff date, 63 patients were enrolled.

Assessment of all dose cohorts (160mg - 500mg, n=63)

•
Of 38 efficacy-evaluable patients:
•
Overall (cumulative) MMR rate of 74% (28/38) by 24 weeks, with 64% (18/28) achieving MMR and 100% (10/10) maintaining MMR
•
MMR overall and achieved by 24 weeks in difficult to treat patient subgroups:
•
Lack of efficacy to last TKI: 65% (13/20) overall; 63% (12/19) achieved
•
Lack of tolerability to prior TKI: 88% (14/16) overall; 71% (5/7) achieved
•
Prior asciminib: 60% (6/10) overall; 43% (3/7) achieved
•
Prior asciminib, ponatinib and/or investigational TKI: 67% (8/12) overall; 50% (4/8) achieved
•
DMR achievement rate by 24 weeks of 29% (10/34)
•
No patients had lost MMR at the time of data cutoff

•
Enrolled patients had heavily pretreated, refractory disease:
•
Median of 3 prior TKIs; 60% had ≥3 prior TKIs
•
57% and 44% had baseline BCR::ABL1 >1% and >10%, respectively
•
64% discontinued their last TKI due to lack of efficacy
•
38% had prior asciminib treatment (75% had lack of efficacy and 25% had lack of tolerability)
•
22% had prior ponatinib treatment (79% had lack of efficacy and 21% had lack of tolerability)
•
15% with BCR::ABL1 mutations (10% with T315I and 5% with non-T315I mutations)

•
Encouraging safety profile:
•
87% (55/63) of patients remained on treatment as of the data cutoff; with discontinuations due to disease progression (n=4), adverse events (n=1), and physician / patient decision or lost to follow up (n=3)
•
No dose-limiting toxicities (DLTs) were observed in dose escalation, and a maximum tolerated dose (MTD) was not reached
•
The majority of treatment-emergent adverse events (TEAEs) were low grade with no apparent dose relationship
•
Rates of cytopenia were generally low with less than 10% Grade 3 thrombocytopenia and neutropenia

•
Most common non-hematologic TEAEs were diarrhea (21%), headache (19%) and nausea (19%), all Grade 1 or 2
•
Grade 3 or higher TEAEs were all less than 10%, most commonly neutropenia (8%) and thrombocytopenia (8%)
•
TERN-701 exposures were approximately dose proportional across the dose range

•
Encouraging MMR achievement rates in patients with lack of efficacy to prior asciminib:

Subgroup	Baseline Characteristics		MMR achieved by 24 weeks
Prior asciminib (n=10)	No MMR at baseline	7/10 (70%)	3/7 (43%)
	Prior lack of efficacy	6/7 (86%)	2/6 (33%)
	Prior intolerance only	1/7 (14%)	1/1 (100%)

Assessment of patient cohorts at doses ≥ 320mg QD (n=53)

•
Similar overall baseline characteristics to the full trial population:
•
Median of 3 prior TKIs
•
56% and 47% had baseline BCR::ABL1 >1% and >10%, respectively
•
38% had prior asciminib treatment, 21% had prior ponatinib treatment
•
68% discontinued their last TKI due to efficacy
•
In 30 efficacy evaluable patients, overall MMR rate of 80% (24/30) by 24 weeks, with 75% (18/24) 95% CI [53.3, 90.2] achieving MMR and 100% maintaining MMR (6/6)
•
DMR achievement rate by 24 weeks of 36% (10/28) 95% CI [18.6, 55.9]
•
Molecular responses observed across full spectrum of baseline BCR::ABL1 transcripts

		Baseline BCR::ABL1 (Patients at doses ≥ 320mg QD)
		MR5 (n=0)	MR4.5 (n=1)	MR4 (n=1)	MR3 (n=4)	MR2 (n=11)	MR1 (n=4)	>10% (n=9)
Post-treatment BCR::ABL1	MR5 (DMR)		1	1	1	1	1	1
	MR4.5 (DMR)					3
	MR4 (DMR)				1	1	1
	MR3 (MMR)				2	6		4
	MR2						1
	MR1						1	1
	BCR::ABL1 >10%							3

Note: Table includes response evaluable non-T315Im patients that have ≥1 baseline assessment with at least six months of treatment at visit cutoff, achievement of MMR or better prior to six months or treatment discontinuation prior to six months for any reason (n=30). Diagonal, bolded cells represent stable disease. Up/right of diagonal, bolded cells represents improvement in MR category, while down/left represents loss of efficacy. MR represents a decrease in the number of cells in the blood with the BCR::ABL1 gene and is quantified as a percentage. MR5: ≤0.001%, MR4.5: >0.001 to 0.0032%, MR4: >0.0032 to 0.01%, MR3: >0.01 to 0.1%, MR2: >0.1 to 1%, MR1: >1 to 10%.

The CARDINAL trial is ongoing and continues to enroll well. Planned milestones for 2026 include pivotal dose selection and an End of Phase 2 regulatory interaction in mid-2026, updated and expanded CARDINAL data in the second half of 2026, and the initiation of a 2L+ Phase 3 clinical trial in late 2026 or early 2027.

Legacy Metabolic Programs

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

Since announcing positive top-line data from the Phase 2a DUET trial in August 2023, we decided to limit spend in the development of TERN-501 for MASH given the current regulatory and clinical development requirements for the indication. We are seeking a strategic partner to advance the TERN-501 program.

Non-clinical data suggests that TERN-501 may augment the weight loss effects of a GLP-1 receptor agonist. In 2023, we initiated a study of TERN-501 with a GLP-1 receptor agonist, semaglutide, in a diet induced obese mouse model. In this non-clinical model, mice were fed a high calorie diet to induce overweight and obesity. Trial arms included lean mouse, vehicle control, TERN-501 monotherapy, semaglutide monotherapy and semaglutide co-administered with TERN-501. Following 10 weeks of treatment, we observed that while semaglutide alone achieved weight loss greater than 20%, semaglutide in combination with high dose TERN-501 significantly enhanced the body weight loss of semaglutide alone, achieving weight loss greater than 30%.

Based on these non-clinical data, THR-β agonism is a complementary mechanism to GLP-1 receptor antagonism, potentially providing broader metabolic and liver benefits in addition to increased weight loss. These preclinical combination data support the potential for TERN-501 as a combination partner for injectable and oral GLP-1 agonists for use in obesity and other metabolic disorders.

TERN-801 is a glucose-dependent insulinotropic polypeptide (GIP) receptor (GIPR) antagonist development candidate. GIP is secreted in response to nutrient ingestion to enhance meal-stimulated insulin secretion in a glucose-dependent manner by activating its cognate GIPR in pancreatic beta cells and other cells in various tissues. In preclinical studies, GIPR activation appears to reduce food intake and promote weight loss when combined with its incretin partner GLP-1. The overlapping body weight-lowering actions of both GIP and GLP-1 suggests that combining the actions of these two peptide hormones may bolster glucose-lowering and appetite-suppressing effects beyond those observed with individual agents. We are seeking a strategic partner to advance the TERN-801 program.

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

We are aware of both pharmaceutical and biotechnology companies with development programs in CML. Companies that have recently participated in or are participating in the development of CML TKI treatments include, but are not limited to, Ascentage Pharma Group, Innovent Biologics, Bristol Myers Squibb Company, Enliven Therapeutics Inc., Jiangsu Hansoh Pharmaceutical Group Company Ltd., Novartis Pharmaceuticals Corp., Pfizer Inc., Shenzhen TargetRx, Inc., Sun Pharma Industries Ltd., Il-Yang Pharmaceutical Co., Ltd., Takeda Pharmaceutical Co., Ltd. and Incyte Corporation.

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

Intellectual Property

The proprietary nature of, and protection for, our drug candidates and our discovery programs, processes and know-how are important to our business. For our patent portfolio for pipeline drug candidates, we seek to pursue patent protection covering compositions of matter and methods of use and manufacture. Our policy is to pursue, maintain, defend and enforce patent rights in strategic areas, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets, confidential information and other proprietary know-how that may be important to the development of our business. As of February 9, 2026, our owned and exclusively licensed patent portfolio includes:

•
For TERN-701, our small-molecule allosteric inhibitor of the BCR-ABL1 myristoyl pocket, we own one patent family directed to composition-of-matter coverage of TERN-701, methods of synthesis of TERN-701, and its methods of use in the treatment of leukemia and other diseases and conditions. The patent family includes three issued U.S. patents, one pending U.S. application, issued ex-U.S. patents in Australia, China, India, Chile, Colombia, Hong Kong, Israel, Japan, Macau, Mexico, New Zealand, Peru, Singapore, South Africa, and Russia, Taiwan, and 17 allowed or pending patent applications in foreign jurisdictions, including Australia, Brazil, Canada, Europe, India, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Peru, Russia, Singapore, and South Africa. Any patents that may issue from applications in the patent family are generally projected to expire in 2039, not including any patent term adjustments and any patent term extensions that may be available. This patent family is subject to an exclusive option and license agreement for the greater China region with Hansoh. For more information regarding this exclusive option and license agreement with Hansoh, please see “—Licensing and Other Intellectual Property-Related Agreements.” We also own three patent families which are collectively directed to methods of use of TERN-701 (including combination therapy) in the treatment of leukemia and other diseases and conditions. Any patents resulting from these patent families are projected to expire between 2044 and 2045, not including any patent term adjustments and any patent term extensions that may be available.
•
For TERN-501, our THR-β agonist, we own four patent families which collectively are directed to composition-of-matter coverage of TERN-501, methods of synthesis of TERN-501, and its methods of use (including combination therapy) in the treatment of obesity and certain liver, metabolic and other diseases and conditions. The composition-of-matter patent family includes five issued U.S. patents, issued ex-U.S. patents in Australia, China, Chile, Colombia, Europe, Israel, India, Japan, Macau, Malaysia, Mexico, Hong Kong, Peru, South Korea, Taiwan, and Russia, one pending U.S. application, and over 25 pending applications (including allowed applications) in foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan and Korea. Any patents that may issue from applications in the composition-of-matter patent family are generally projected to expire in 2039 except patents which may issue from the pending Chinese priority application are projected to expire in 2038, not including any patent term adjustments and any patent term extensions that may be available.
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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest claimed non-provisional filing date. In the United States, the patent term of a patent that covers an FDA-approved drug, in certain cases, may also be eligible for patent term extension, which permits patent term extension as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984 permits such patent term extension of up to five years beyond the expiration of the patent, but patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended based on FDA approval of a particular new drug, and the amount of available extension to any extension-eligible patent which claims a product, a method of using a product or a method of manufacturing a product, depends on a variety of factors, including the date on which the patent issues and certain dates related to the regulatory review period. Provisions are available in Europe and some other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our drugs receive FDA or analogous foreign approval, we expect to apply for patent term extensions on patents covering those drugs from the applicable authorities where patent term extension is available, including the United States Patent and Trademark Office (USPTO). There is no guarantee that the applicable authorities, including the USPTO, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

Moreover, third parties may still obtain this proprietary information or may come upon this or similar information independently, and we would have no right to prevent them from using that information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets and know how, the value of this information may be greatly reduced and our competitive position may be harmed. If we do not apply for patent protection prior to publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

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

Licensing and Other Intellectual Property-Related Agreements

TERN-701 Exclusive Option and License Agreement with Hansoh

In July 2020, we entered into an exclusive option and license agreement with Hansoh, which was amended in January 2026, pursuant to which we granted an exclusive option to Hansoh to obtain an exclusive, sub-licensable and royalty-bearing license under certain patent and other intellectual property rights owned or controlled by us, including patents claiming the composition of TERN-701, our small-molecule allosteric inhibitor of the BCR-ABL1 fusion gene and methods of using the same, to research, develop, manufacture, use, distribute, sell and otherwise exploit therapeutic products containing TERN-701 (Hansoh Products) for all prophylactic, palliative, therapeutic and/or diagnostic uses in human diseases and disorders in the field of oncology in mainland China, Taiwan, Hong Kong and Macau (the Hansoh Territory). In November 2021, Hansoh exercised its option to in-license TERN-701 in accordance with the terms of the exclusive option and license agreement. We retain co-exclusive rights under certain know-how licensed to Hansoh and all rights under the patent rights outside of the field of oncology and Hansoh Territory. Pursuant to the terms of the option and license agreement, Hansoh must use commercially reasonable efforts to develop and commercialize a Hansoh Product in the Hansoh Territory and Hansoh may not exploit any other product in the Hansoh Territory with the same primary mechanism of action as the Hansoh Products.

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

Intellectual property developed out of the activities under this option and license agreement, and that is necessary or useful to exploit TERN-701 or Hansoh Products, solely developed by one party shall be owned by that party, and jointly developed intellectual property shall be jointly-owned. Hansoh granted us a non-exclusive, sublicensable (only with Hansoh’s consent), irrevocable, perpetual, royalty-free, fully paid license, under Hansoh’s solely developed intellectual property (the Hansoh Development IP) to research, develop, manufacture, use, distribute, sell and otherwise exploit therapeutic products containing TERN-701 as the sole active ingredient, or 701 Products, outside the Hansoh Territory. When the option and license agreement was amended in January 2026, our license to certain patents and patent applications included in the Hansoh Development IP, or the Exclusively Licensed Hansoh Patents, became exclusive, royalty-bearing, and sublicensable without Hansoh’s consent. As consideration for the amendment, we paid Hansoh a one-time upfront license fee of $1.0 million and are obligated to pay tiered royalties to Hansoh ranging from 0.75% to 1.25% on annual net sales of 701 Products in countries outside the Hansoh Territory where the sale of 701 Products is covered by a valid claim of an Exclusively Licensed Hansoh Patent. The royalty rate is subject to reduction based on generic competition to the 701 Products, and the royalty term will terminate on a 701 Product-by-701 Product and country-by-country basis on the expiration date of the last valid claim within the Exclusively Licensed Hansoh Patents covering such 701 Product in such country. Hansoh has the first right to prosecute, maintain, defend and enforce the licensed patent rights in the Hansoh Territory, and we have the first right to prosecute, maintain, defend and enforce the Exclusively Licensed Hansoh Patents outside the Hansoh Territory.

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

THR-β Agonist Assignment Agreement with Vintagence Biotechnology Ltd.

In June 2019, we entered into an assignment agreement with Vintagence Biotechnology Ltd. (Vintagence) pursuant to which Vintagence assigned to us certain worldwide intellectual property rights and know-how directed to THR-β agonists. In particular, we have been assigned all rights, title and interest in and to a Chinese patent application and any patents or patent applications resulting or derived therefrom in any country, know-how and potentially certain other patents or patent applications relating to our THR-β program. We are also entitled to license the rights granted to us under the assignment agreement to our affiliates, licensees or contractors. We will be responsible for all regulatory activities, including the obtaining of regulatory approvals for a product.

We must use commercially reasonable efforts to develop and commercialize a product based on the assigned intellectual property in each of several major market territories.

During the term of the assignment agreement, Vintagence and its affiliates may not develop, manufacture, commercialize or otherwise exploit any compound covered by any of the assigned patent rights. In the event Vintagence develops a THR-β agonist not covered by the assigned patent rights, we will have the first right (but no obligation) to negotiate an assignment or license to exclusively develop, manufacture, commercialize or otherwise exploit such agonist worldwide. As initial consideration for the assignment, we paid Vintagence an upfront payment of CNY 5 million (approximately $0.7 million). As additional consideration, we are required to pay Vintagence up to an aggregate of CNY 205 million (approximately $29.7 million) upon the achievement of specified developmental, clinical and regulatory milestone events with respect to products covered by the agreement. As of December 31, 2025, we have paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with our IND filing for TERN-501 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial.

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

Government Regulation and Product Approval

Among others, the FDA, the European Commission, U.S. Department of Health and Human Services Office of Inspector General, the Centers for Medicare and Medicaid Services, (CMS) and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements on companies involved in the clinical development, manufacture, marketing and distribution of drugs such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates. Any drug candidates that we develop must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in those foreign countries and jurisdictions. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in the European Union (EU), are addressed in a centralized way, but country-specific regulation remains essential in many respects.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (the FDCA) and its implementing regulations.

A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug product in the United States must typically secure the following:

•
completion of preclinical laboratory tests, animal studies (where necessary) and formulation studies in accordance with FDA’s good laboratory practice (GLP) requirements and other applicable regulations;
•
design of a clinical protocol and submission to the FDA of an investigational new drug application (IND) which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board (IRB) or ethics committee at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (GCP) requirements to establish the safety and efficacy of the proposed drug for its intended use;
•
submission to the FDA of a new drug application (NDA) after completion of all pivotal trials;
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
•
payment of substantial application and program fees pursuant to the Prescription Drug User Fee Act (PDUFA);
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (REMS) and any post-approval studies or other post-marketing commitments required by the FDA.

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

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data monitoring committee (DMC) which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act (FDORA) Congress required sponsors to develop and submit a diversity action plan (DAP) for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on DAPs. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.

In January 2025, in response to an Executive Order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. Subsequently, in July 2025, pursuant to a court order, the FDA restored the draft DAP guidance to its website with a statement that “information on this page may be modified and/or removed in the future subject to the terms of the court’s order and implemented consistent with applicable law.” Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of NDAs.

In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s (ICH) recently updated E6(R3) final guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. That guideline was finalized by the ICH in January 2025. In addition, the FDA issued final guidance outlining recommendations for the implementation of decentralized clinical trials.

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

While the IND is active, progress reports (including an annual development safety and update report (DSUR)) summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected AEs, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

In connection with our clinical development program, we may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND application, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND application, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND application or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee (IEC) and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health (NIH). In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. As of March 1, 2026, the FDA had issued eight notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

Pediatric Studies

Under the Pediatric Research Equity Act (PREA) of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the FDASIA in 2012, sponsors must also submit pediatric study plans (if required under PREA), before the date on which the sponsor submits the required assessments or investigation and no later than either 60 calendar days after the date of the end-of-phase 2 meeting or such other time as agreed upon between FDA and the sponsor. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Pursuant to the Food and Drug Administration Safety and Innovation Act of 2012 (FDASIA) the FDA must send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. FDASIA further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response.

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

The FDA has traditionally required at least two adequate and well-controlled clinical investigations to establish the effectiveness of a new product. In February 2026, however, FDA leadership published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one adequate and well-controlled pivotal clinical trial plus confirmatory evidence. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received.” In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File (RTF) determination to the applicant. The FDA may also request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of an RTF. The internal guidance also provides that the agency will issue an RTF for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate.

The submission of an NDA is subject to the payment of substantial user application and program fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. The terms and requirements of PDUFA are reauthorized in five year cycles with the next cycle currently being negotiated to cover federal fiscal years 2028 to 2032. The new legislation must be enacted by October 1, 2027, or the FDA will lose its authority to collect user fees which fund a substantial portion of the drug review process.

The review of an NDA by the FDA typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The actual review time may be significantly longer, depending on the complexity of the review, FDA requests for additional information and the sponsor’s submission of additional information.

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

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the agency announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of CRLs on its website.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may contain limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

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

In May 2025, the FDA disclosed plans to expand its use of unannounced inspections of foreign manufacturing facilities that produce drugs and biologics distributed in the U.S. Subsequently, in August 2025, the FDA introduced a “PreCheck” program with the intention of supporting companies as they build new facilities in the U.S. The PreCheck program provides manufacturers with more frequent FDA communication at critical development stages, including facility design, construction, and pre-production. These FDA initiatives flow from an Executive Order issued by President Trump in May 2025, calling for actions to reduce regulatory barriers to pharmaceutical manufacturing in the U.S.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act (PIE Act) in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (PDMA) and its implementing regulations, as well as the Drug Supply Chain Security Act (DSCSA) which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. Manufacturers were required by November 2023 to have such systems and processes in place to comply with the DSCSA, but, so as not to disrupt supply chains, the FDA has granted certain exemptions. The exemptions for manufacturers have now expired.

Regulatory Exclusivity

Regulatory exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of regulatory exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA) or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

The FDA and the U.S. Congress may further reevaluate and revise the Orphan Drug Act and its regulations and policies. For example, in September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the 11th Circuit decision and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organisation for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the ICH guidelines on GCP as set out in EU Commission Implementing Regulation (EU) 2017/556, EU Regulation (EU) 2016/679 (GDPR) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive (CTD) became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. As of January 31, 2025, all new and ongoing trials are subject to the provisions of the CTR.

As in the United States, sponsors conducting certain clinical studies in the EU must submit and make public clinical trial information through the Clinical Trials Information System (CTIS), which has replaced EudraCT under the CTR.

Medicines used in clinical trials must be manufactured in accordance with good manufacturing practice (GMP) as set out in EU Commission Delegated Regulation (EU) 2017/1569. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization (MA). To obtain regulatory approval of a product candidate in the EU, we must submit a marketing authorization application (MAA). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“centralized MAs,” which are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA), and are valid throughout the EU. The centralized procedure is mandatory for certain types of product candidates, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (ATMPs) such as gene therapy, somatic cell-therapy or tissue-engineered medicinal products and (iv) medicinal products indicated for the treatment of HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune or other immune dysfunctions and viral diseases. The centralized procedure is optional for any products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or for which the granting of a MA would be in the interest of public health in the EU; and
•
“national MAs,” which are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

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

Conditional Marketing Authorization

The EC may also grant a “conditional marketing authorization” to a product prior to obtaining the comprehensive clinical data required for an MAA under Article 14-a of Regulation (EC) No 726/2004. A conditional marketing authorization may be granted for product candidate (including product candidates designated as orphan products) if: (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, (iii) the product candidate fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the product candidate outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations.

Exceptional Circumstances

The EC may grant a “marketing authorization under exceptional circumstances” under Article 14(8) of Regulation (EC) No 726/2004. This authorization is intended for medicines for which the sponsor can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because: the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence; given the present state of scientific knowledge, comprehensive information cannot be provided; or it would be contrary to generally accepted principles of medical ethics to collect such information.

A marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following: the sponsor must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit-risk profile; the medicine in question may be supplied by medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.

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

PRIME scheme

In July 2016, the EMA launched the PRIME scheme. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, but this is however not guaranteed. The benefits of a PRIME designation include the appointment of a rapporteur from the Committee for Medicinal Product candidates for Human Use before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify product candidates for accelerated review earlier in the application process.

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

In November 2020, the EC launched a review of the EU’s pharmaceutical legislation, including its provisions governing regulatory exclusivity. The EC’s proposal for revision of several legislative measures was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory exclusivity protection. In December 2025, the European Parliament and Council reached a provisional political agreement on the legislation, which is expected to be adopted by mid-2026. Key changes include updating regulatory exclusivity to a new system with eight years of data exclusivity and a reduced market exclusivity period to one year, which can be extended if specific conditions are fulfilled up to a maximum of 11 years. This measure, and others, are expected to be adopted by mid-2026 and, following a transition period of 24 months, will likely take effect in mid-2028.

Post-approval requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAA must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

The Regulatory Framework in the United Kingdom

As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (MHRA) is responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (HMR) as the basis for regulating medicines. The HMR has incorporated into domestic law the body of EU law instruments governing medicinal products that existed prior to the United Kingdom’s withdrawal from the EU. On April 28, 2025, the U.K. Parliament adopted amendments to improve and strengthen the clinical trials regulatory regime in the United Kingdom. These revisions will take effect on April 28, 2026, and were needed to replace the prior requirements in the United Kingdom that were based on the repealed CTD, which has been replaced by the CTR.

In addition, as of January 1, 2024, an international recognition procedure (IRP) applies in the United Kingdom and is designed to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to sponsors that have previously received an authorization for the same product from one of the MHRA’s specified Reference Regulators (RRs). The RRs include the FDA, EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure, and the FDA for approvals granted in the United States. The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion is an RR authorization for the purposes of IRP.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) which were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future. For example, with adoption of the One Big Beautiful Act (OBBA) in July 2025, Congress further restricted certain provisions in the ACA by eliminating enhanced premium tax credits, halting provisional coverage, removing repayment caps, reducing subsidies for lawfully present migrants, and tightening enrollment verification requirements.

In August 2022, the Inflation Reduction Act (IRA) was enacted. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Products approved for a single rare disease or condition were originally categorically excluded from price negotiation. With the passage of the One Big Beautiful Bill Act on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs with multiple orphan drug designations.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation.

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023 with the negotiated prices for ten selected drug products becoming effective on January 1, 2026. The second cycle of negotiations with participating drug companies occurred during 2025, and the negotiated prices for this second set of 15 drugs will become effective on January 1, 2027. In January 2026, CMS published the list of 15 drugs selected for the third cycle of negotiations. These negotiated prices will become effective on January 1, 2028.

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

In June 2023, Merck & Co. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims. HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits. For example, in May 2025, the U.S. Court of Appeals for the Third Circuit rejected AstraZeneca L.P.’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

Since adoption of the IRA, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, in April 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Further, in May 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Thereafter, in July 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 2025, Executive Order and demanding that such companies extend MFN pricing to Medicaid patients. Virtually all of these pharmaceutical companies have entered into agreements with the administration to provide for lower prices on certain pharmaceuticals. In February 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

In December 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the U.S. per capita GDP (an initial list of 19 reference countries is included in the proposed rule). The pilot programs are proposed to go into effect beginning October 1, 2026.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws govern the collection, dissemination, use, access to, confidentiality and security of health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy laws and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act (FTC Act)), govern the collection, use, disclosure and protection of health-related and other personal information, and could apply to our operations or the operations of our partners. The FTC has been particularly focused on the unpermitted processing of health data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, The agency is also in the process of developing rules related to commercial surveillance and data security. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate risk for a potential enforcement action, which may be costly. The FTC’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

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

At the state level, a number of states to date have enacted omnibus consumer privacy laws, each of which provides special provisions regarding the privacy of health-related information, and each of which provides for civil enforcement, including the levying of fines for violations. Moreover, the California Privacy Rights Act (CPRA) imposes consumer privacy obligations on businesses with respect to their California-based employees and business contacts. Additionally, California’s Confidentiality of Medical Information Act (H. R. 8152)—which provides for both civil enforcement and a private right of action—imposes specific obligations on pharmaceutical companies with respect to the privacy of medical information. The state of Washington also passed the My Health My Data Act in 2023, which specifically regulates health information and includes a private right action (and has inspired copycat legislation by other states). Each of these state laws could apply to our operations or the operations of our partners. We note, too, that Congress may also consider federal privacy legislation, which may meaningfully impact our compliance obligations.

In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the GDPR imposes strict requirements for processing the personal data of individuals within the EEA.

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. The GDPR prohibits the transfer of personal data from the European Economic Area (EEA) to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place.

The EU-US Privacy Shield was such a transfer mechanism put in place by the EU and the United States, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the EU (CJEU). Following the July 2020 Court of Justice of the EU judgement invalidating the so-called EU-U.S. Privacy Shield, the EC adopted an adequacy decision for the EU-U.S. Data Privacy Framework in July 2023. This adequacy decision permits U.S. companies who self-certify under the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework, and there is currently one pending litigation against the EU-U.S. Data Privacy Framework before the Court of Justice of the EU (CJEU), C-703/25 P – Latombe v Commission. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the so-called standard contractual clauses and other data transfer mechanisms.

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

Employees and Human Capital Management

As of December 31, 2025, we had 59 employees, all of whom were full-time, all of whom are engaged in research and development activities, operations, finance, or administration. 15 of our employees hold doctorate degrees (Ph.D., M.D. or Pharm.D.). None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our website address is www.ternspharma.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934, as amended (the Exchange Act). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document or any other document that we file with or furnish to the SEC. The SEC maintains a site on the worldwide web that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Risks Related to Pending Transaction with Merck Sharp & Dohme LLC

We may not complete the pending transactions with Merck Sharp & Dohme LLC within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On March 24, 2026, we entered into an Agreement and Plan of Merger (the Merger Agreement), with Merck Sharp & Dohme LLC (Parent) and Thailand Merger Sub, Inc., a wholly owned subsidiary of Parent (Purchaser). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Parent will cause Purchaser to commence a tender offer (the Offer) to purchase all of the outstanding shares of our common stock, par value $0.0001 per share (the Shares), at a price of $53.00 per Share (the Offer Price), without any interest thereon and subject to any withholding of taxes. As soon as practicable following consummation of the Offer, subject to the terms and conditions of the Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, Purchaser will merge with and into us (the Merger, which, together with the Offer and the other transactions contemplated by the Merger Agreement, are referred to as the Transactions), with us surviving the Merger as a wholly owned subsidiary of Parent.

While we currently expect the Offer and the Merger to be completed in the second quarter of 2026, there can be no assurance that the required clearance under the HSR Act (as defined below) will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Offer and the Merger will be completed in a timely manner or at all.

The Merger Agreement contains customary mutual termination rights for us and Parent, as well as customary termination rights for the benefit of each party, in each case which could prevent the consummation of the Offer and the Merger.

If the Offer and Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our common stock may significantly decline and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Offer to the extent that current market prices of our common stock reflect a market assumption that the Offer and Merger will be completed on a timely basis. Such a decline could also make it difficult to find a party willing to offer equivalent or more attractive consideration than Parent in the Offer. We could be required to pay Parent a termination fee of $235 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If we are required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Transactions, could have a material adverse effect on our financial condition, results of operations and stock price. The failure to complete the Transactions also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners, suppliers, and other third parties with whom we do business. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

Our ability to complete the Transactions is subject to certain closing conditions and the receipt of consents and approvals from government entities that may impose conditions that could adversely affect us or cause the Transactions to be abandoned.

The obligation of Purchaser to accept for payment, and pay for, any Shares validly tendered (and not validly withdrawn) pursuant to the Offer is subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, among other things, (a) there being validly tendered and not validly withdrawn Shares that represent one more Share than 50% of the total number of Shares then issued and outstanding, as calculated in accordance with the terms of the Merger Agreement, (b) any waiting period (or any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), having expired or been terminated and (c) there not having been issued and remaining in effect any governmental order or law prohibiting or making illegal the Transactions. Consummation of the Offer is not subject to a financing condition. We cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger.

The granting of regulatory approvals pursuant to the HSR Act could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on us or may result in the failure to close the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger.

The announcement and pendency of the Transactions may result in disruptions to our business, divert management’s attention and/or disrupt our relationships with third parties and employees, any one of which could adversely affect our business, financial results and/or operations.

The Merger Agreement contains covenants of the parties customary for a transaction of this nature, including an agreement that, subject to the terms, limitations and conditions of the Merger Agreement, the parties will use reasonable best efforts to take promptly any and all steps necessary to consummate and make effective, as promptly as practicable and in any event prior to the September 24, 2026 (the End Date, which is subject to potential extension as provided in the Merger Agreement), the Offer and the Merger.

Our efforts to complete the Transactions could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, financial results and/or operations.

Uncertainty as to whether the Transactions will be completed and their future roles with us following the consummation of the Transactions may materially adversely affect our ability to recruit prospective employees or to retain and motivate existing employees. The pending Transactions could cause disruptions to our business or business relationships with our existing and potential business relationship, and this could adversely affect our results of operations and financial condition, as well as the market price of our common stock. Strategic partners, suppliers and other third parties with whom we do business may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. The adverse effects of the pendency of the Transactions could be exacerbated by any delays in the completion of the Transactions or termination of the Merger Agreement.

The pursuit of the Transactions may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business operations. It may also divert management’s time and attention from the day-to-day operation of our businesses and the execution of our other strategic initiatives. This could adversely affect our financial results.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us, subject to certain exceptions, to use commercially reasonable efforts to operate our business and operations in the ordinary course in all material respects, and subjecting us to restrictions pursuant to certain other operating covenants, as set forth more fully in the Merger Agreement. These restrictions could prevent us from pursuing certain business opportunities, taking actions with respect to our business that we may consider advantageous, responding effectively and/or timely to competitive pressures and industry developments, and may affect our ability to execute our business strategies and attain financial and other goals, and may as a result materially and adversely affect our business, results of operations and financial condition.

We may be a target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

We may be subject to stockholder lawsuits challenging the Transactions. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. No assurance can be made as to the outcome of these and other similar lawsuits, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and/or results of operations. Whether or not any plaintiff’s claim is successful, such litigation may result in significant costs of defense, indemnification and liability, and diverts management’s attention and resources, which could adversely affect our business, financial position and/or results of operations.

In certain instances, the Merger Agreement requires us to pay a termination fee to the Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay the Parent a termination fee of $235 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, our entry into an agreement with respect to a Superior Proposal as defined in the Merger Agreement or a change in the recommendation of our board of directors that our stockholders accept the Offer and tender their Shares to Purchaser pursuant to the Offer. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business relationships or financial condition will not be materially adversely affected, as compared to our condition prior to the announcement of the Transactions, if the Transactions are not consummated. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Transactions.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the Transactions are completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction or could result in a competing transaction proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability to solicit or negotiate any alternative acquisition proposal from third parties and engage in discussions or negotiations with third parties regarding alternative acquisition proposals, including (i) continuing any solicitation, knowing encouragement, discussions or negotiations with any persons that may be ongoing with respect to an Acquisition Proposal as defined in the Merger Agreement or (ii) (A) soliciting, initiating or knowingly facilitating or knowingly encouraging any inquiries regarding, or the making of any proposal or offer that constitutes, or could reasonably be expected to lead to, an Acquisition Proposal, (B) engaging in, continuing or otherwise participating in any discussions or negotiations regarding, or furnishing to any other person any non-public information, or affording access to the business, properties, assets, books or records of any acquired company, in connection with, or for the purpose of soliciting or knowingly encouraging or knowingly facilitating, an Acquisition Proposal or any proposal or offer that could reasonably be expected to lead to an Acquisition Proposal, (C) entering into any letter of intent, contract, commitment, agreement in principle, acquisition agreement or similar agreement with respect to an Acquisition Proposal, (D) taking any action or exempt any third party from the restriction on “business combinations” or any similar provision contained in applicable takeover laws or our organizational documents, or granting a waiver under Section 203 of the Delaware General Corporation Law or (E) resolving, proposing or agreeing to do any of the foregoing. The Merger Agreement also contains certain termination rights for the Company and Parent, including, among others, our right to terminate the Merger Agreement in order to enter into a binding written definitive agreement with respect to a Superior Proposal. Upon termination of the Merger Agreement under specified circumstances, including, but not limited to, our entry into an agreement with respect to a Superior Proposal or a change in the recommendation of our board of directors that our stockholders accept the Offer and tender their Shares to Purchaser pursuant to the Offer, we will be required to pay Parent a termination fee in the amount of $235 million. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or proposing a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Offer and the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and other costs that may become payable in certain circumstances under the Merger Agreement.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally regarding the pending Transactions.

Our executive officers and directors may have interests in the Transactions that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, equity awards, and the receipt of change in control or other severance payments in connection with the Merger. There is a risk that these interests may influence, or appear to influence, our executive officers’ and directors’ support for the Transactions.

Our stockholders will not benefit from future growth opportunities as stockholders of us if the Transactions are completed.

If the Transactions are completed, our stockholders will receive cash for their Shares and will no longer have the opportunity to participate in any future growth or potential appreciation in the value of us.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are a clinical-stage oncology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a clinical-stage oncology company, and we have only a limited operating history upon which you can evaluate our business and prospects. Biopharmaceutical product development, including for oncology indications, is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale and have not generated any revenue from sales of our product candidates and have incurred losses in each year since our inception in December 2016. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical, biopharmaceutical and biotechnology industry. We expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization.

We have had significant operating losses since our inception. Our net loss attributable to common stockholders for the years ended December 31, 2025 and 2024 was approximately $96.2 million and $88.9 million, respectively. As of December 31, 2025, we had an accumulated deficit of $517.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our product candidates, particularly our lead candidate, TERN-701, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional funding to finance our operations and achieve our goals. Failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities. Our product candidates will require additional clinical development, and we may conduct additional research and development activities to discover and develop new product candidates, including conducting preclinical studies and clinical trials. We will continue to expend significant resources for the foreseeable future in connection with these activities. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals and manufacturing and supply, as well as marketing and selling any drugs approved for sale, which will require substantial additional funds. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or any future product candidates.

As of December 31, 2025, we had capital resources consisting of cash, cash equivalents and marketable securities of $1,019.0 million. We expect our existing capital resources will fund our planned operating expenses into 2031. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity offerings or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to our stockholders, and may also result in imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•
the scope, progress and costs of researching and developing TERN-701 or any other product candidates we choose to pursue;
•
the success or failure of our ongoing clinical trials of TERN-701;

•
the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates or any future product candidates;
•
the number and characteristics of any additional product candidates we develop or acquire;
•
the timing and amount of any milestone, royalty and/or other payments we are required to make pursuant to our current or any future license or collaboration agreements and our ability to establish any such arrangements;
•
the cost of manufacturing our product candidates or any future product candidates and any products we successfully commercialize;
•
the cost of pre-commercial activities and, if approved, commercialization activities related to our product candidates, including marketing, sales and distribution costs;
•
the cost of building or contracting a sales force in anticipation of commercialization;
•
potential strategic collaborations, licensing or other arrangements for our product candidates and the financial terms of any such arrangements;
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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•
delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities for our product candidates or any future product candidate; or
•
delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates or any future product candidate, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of products or royalties from licensed products for a number of years, if at all, and unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity and debt securities. We may be required to seek additional funding in the future through public or private equity offerings or debt financings, credit or loan facilities, collaborations or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders or the holders of any future security we may issue. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

We have prioritized the development of our lead program, TERN-701, for the treatment of chronic myeloid leukemia and are heavily dependent on its success. TERN-701 will require significant additional clinical testing before we can seek marketing approval and potentially launch commercial sales. If TERN-701 does not receive marketing approval or is not successfully commercialized, or if there is significant delay in doing so, our business will be harmed.

Our business currently depends heavily on the successful development, marketing approval and commercialization of TERN-701. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to advancing TERN-701. We cannot be certain that TERN-701 will achieve success in clinical trials, receive marketing approval or be successfully commercialized.

If we were required to discontinue development of TERN-701, or if TERN-701 does not receive marketing approval, fails to achieve significant market acceptance, or fails to receive adequate reimbursement, we would be delayed by many years in our ability to achieve profitability, if ever, and may not be able to generate sufficient revenue to continue our business.

In addition, our decisions concerning the allocation of research, development, collaboration, management and financial resources toward TERN-701 may divert resources away from other opportunities that ultimately may have been more successful. We may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than TERN-701, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain development and commercialization rights.

Risks Related to the Discovery and Development of Our Product Candidates

We are early in our development efforts. Our business is heavily dependent on the successful development, regulatory approval and commercialization of our current and future product candidates, particularly our lead product candidate, TERN-701.

We have no drugs approved for sale, and our lead product candidate, TERN-701, is still in the early stages of clinical development. The success of our business, including our ability to finance our company and generate revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of TERN-701 and potentially other product candidates. Given our stage of development, it may be many years, if we succeed at all, before we have demonstrated the safety and efficacy of TERN-701 or any other product candidate sufficient to warrant approval for commercialization. We cannot be certain that TERN-701 or other product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.

We have not previously submitted a new drug application (NDA) to the U.S. Food and Drug Administration (FDA) or similar approval filings to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory filing must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our current or future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians. We may plan to seek regulatory approval to commercialize our product candidates in the United States and in select foreign countries. While the scope of regulatory approval generally is similar in other countries, in order to obtain separate regulatory approval in other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of drugs, and we may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions. In the future, we may also become dependent on other product candidates that we may develop or acquire. The clinical and commercial success of our product candidates and future product candidates will depend on a number of factors, including the following:

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

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize TERN-701 or any other product candidates. Even if regulatory approvals are obtained, we may never be able to successfully commercialize TERN-701 or any other product candidates. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of TERN-701 or any other product candidates to continue our business or achieve profitability.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in clinical trials, even after promising results in earlier nonclinical or clinical studies. These setbacks have been caused by, among other things, nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events, or AEs. The results of preclinical, nonclinical and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. Likewise, interim or preliminary results from a clinical trial may not be predictive of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. For example, we announced in October 2025 that we will not advance further development of TERN-601 for obesity following results from our Phase 2 FALCON trial and given the high threshold for a differentiated oral GLP-1RA therapy. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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
•
the lack of adequate funding of clinical trials; or
•
manufacturing sufficient quantities of our product candidates for use in clinical trials.

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

In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in the United States, the Food and Drug Omnibus Reform Act enacted in December 2022 required sponsors to develop and submit a Diversity Action Plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product to encourage the enrollment of a more diverse patient population. However, the timing and effect of the implementation of guidance related to these requirements is still uncertain and that may present risks to us as we pursue our clinical development programs.

If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue our planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authority. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for oncology or any other indication we may investigate.

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
•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for oncology or any other indication we may investigate;
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

The pharmaceutical, biopharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical, biopharmaceutical and biotechnology companies, generic drug companies and academic and research institutions.

We are aware of both pharmaceutical and biotechnology companies with development programs in chronic myeloid leukemia, or CML. Companies that have recently participated in or are participating in the development of CML TKI treatments include, but are not limited to, Ascentage Pharma Group, Innovent Biologics, Bristol Myers Squibb Company, Enliven Therapeutics Inc., Jiangsu Hansoh Pharmaceutical Group Company Ltd., Novartis Pharmaceuticals Corp., Pfizer Inc., Shenzhen TargetRx, Inc., Sun Pharma Industries Ltd., Il-Yang Pharmaceutical Co., Ltd., Takeda Pharmaceutical Co., Ltd. and Incyte Corporation.

It is also probable that the number of companies seeking to develop drugs and therapies in oncology and for the treatment of CML in particular will increase.

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

Certain alternative treatments that may be approved and offered by competitors in the future may be available at lower prices and may offer greater efficacy or better safety profiles. Furthermore, currently approved products could be discovered to have application for the intended indication of our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA or other foreign regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for CML, and additional products are expected to become available on a generic basis over the coming years. If our product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences.

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

Further, under the Pediatric Research Equity Act (PREA), an NDA or supplement to an NDA for certain biological products must contain data to assess the safety and effectiveness of the biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the EU also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the European Medicines Agency, or EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the EU, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

Even if we eventually complete clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or the applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or in the case of the FDA, the implementation of a Risk Evaluation and Mitigation Strategy (REMS) which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory authority also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA or applicable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval, or the failure to receive marketing authorization with a label that allows us to market the product candidate as we desire, would delay, prevent or otherwise limit commercialization of that product candidate and would materially adversely impact our business and prospects.

We are conducting clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.

We are conducting one or more clinical trials with one or more trial sites that are located outside the United States. For example, our phase 1 clinical trial design of TERN-701 for the treatment of CML includes sites from the United States, Europe and other countries. The acceptance by the FDA or other regulatory authorities of study data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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

We have obtained, and may in the future seek, Fast Track designation for some or all of our other product candidates. We may not receive such designation, and even for those product candidates for which we do, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that product candidates will receive marketing approval.

In December 2025, TERN-701 was granted Fast Track designation by the FDA for the treatment of CML. If a drug is intended for the treatment of a serious or life-threatening condition or disease, such as CML, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the drug may qualify for FDA Fast Track designation, for which sponsors must apply. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA has broad discretion whether or not to grant this designation. Thus, even if we believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Moreover, even if we do receive Fast Track designation, we or our collaborators may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. In December 2025, the European Parliament and Council reached a provisional political agreement on legislation, which is expected to be adopted by mid-2026 and, following a 24 month transition period, become effective in mid-2028. The revisions may have a significant impact on the pharmaceutical industry and our business. They would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total.

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

In addition, if the FDA or a comparable foreign regulatory authority approves a product candidate, the manufacturing, quality control, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for the approved drug will be subject to extensive and ongoing regulatory requirements. The FDA and foreign regulatory authorities also require submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and similar foreign requirements and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product candidate, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in us being required to, among other things:

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA, EMA, the Medicines and Healthcare Products Regulatory Agency and other government agencies. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Physicians may nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

Further, to the extent that we seek accelerated approval, we will need to comply with new provisions governing that route to approval. For example, with the passage of the Food and Drug Omnibus Reform Act (FDORA) in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and to develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including investigational new drug applications, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the loss and retirement of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, or review and approval of our product candidates. Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under PDUFA, it remains unclear how the Trump Administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities.

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

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. During the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

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

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs, NDAs, or BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit our NDA to the FDA or comparable applications to those foreign authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs, or similar foreign requirements for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We may be unable to obtain raw materials or drug components for an indeterminate period of time if any of our third-party suppliers and manufacturers were to cease or interrupt production or otherwise fail to supply these materials or components to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier or manufacturer, failure by the supplier or manufacturer to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes, or if we were to terminate our relationship with any of our third-party suppliers or manufacturers for any reason.

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

We are party to a collaboration with a third party for the development of TERN-701, and we may depend on additional collaborations in the future for the development and commercialization of other potential candidates. If our collaborations are not successful, our ability to develop and commercialize our product candidates could be adversely affected.

We are currently collaborating with Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd., collectively, Hansoh, with respect to certain aspects of TERN-701. We are seeking potential collaborators, licensors or other strategic partners for our metabolic product candidates TERN-501 and TERN-801, although establishing a collaboration, license arrangement or other strategic partnership for our metabolic programs on favorable terms may be challenging. In the future, we may seek collaboration arrangements for the commercialization, or potentially for the development, of certain of our other product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. In addition, a component of our strategy is to maximize the commercial value of our current and future product candidates, which may also strategically align with partnering commercial rights with partners that have large and established sales organizations. To the extent that we decide to enter into collaboration agreements, we may face significant competition for appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain and challenging to manage. We may not be successful in our efforts to enter into collaboration agreements. The terms of collaborations or other arrangements that we may establish may not be favorable to us.

The success of our current and future collaboration arrangements will depend heavily on the efforts and activities of our collaborators.

Collaborations are subject to numerous risks, which may include risks that:

•
collaborators may have significant discretion in determining the efforts and resources that they will apply to collaborations;
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
•
results from preclinical testing or clinical trials conducted by a collaborator could differ from or call into question results from tests or trials that we have conducted or are conducting for the same or a similar product candidate;
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

Even if one or more of our product candidates receive FDA or other regulatory approvals, the commercial success of any of our current or future product candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. Additionally, if the market opportunities for any product candidate that we or our strategic collaborators develop are smaller than we believe they are, our revenue may be adversely affected and our business may suffer. Given the number of drugs commercially available or in development for the treatment of CML, and other indications we pursue or may pursue, if we are unsuccessful in achieving a differentiated profile with our product candidates based on efficacy, safety and tolerability, dosing and administration, market acceptance may be limited. Our product candidates may not be commercially successful for a variety of reasons, including, among other things, competitive factors, pricing or physician preference, reimbursement by insurers, the degree and rate of physician and patient adoption of our current or future product candidates. If approved, the commercial success of our product candidates will depend on a number of factors, including:

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
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program based on the average manufacturer price for branded and generic drugs, respectively;
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

Since enactment of the ACA, there have been judicial and Congressional challenges to it. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our future customers and accordingly, our financial operations.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to scrutiny and considerable legislative and executive actions that could impact the prices we obtain for our drug products, if and when approved.

The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of pharmaceuticals under Medicare and Medicaid, including through required price negotiations, and potentially allow the importation by the states of certain prescription drugs into the United States from Canada or other foreign jurisdictions.

For example, in August 2022, the Inflation Reduction Act, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes certain rebates to penalize price increases that outpace inflation (first due in 2023); and implements a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Although various pharmaceutical companies and other parties have filed lawsuits challenging the IRA’s drug price negotiation program for Medicare, including on constitutional grounds, HHS has generally won the substantive disputes in these cases or succeeded in getting claims dismissed for lack of standing or on the merits.

Since adoption of the IRA, the Trump Administration has taken a number of actions to reduce the costs of pharmaceutical products, including through the issuance of Executive Orders. For example, a number of pharmaceutical companies have entered into agreements with the Administration to provide for lower prices on certain pharmaceuticals in response to an Executive Order relating to the potential imposition of most favored nation pricing in the United States.

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

Our commercial success depends on our ability to develop, manufacture and market our current and any future product candidates that may be approved for sale and to use our proprietary technology without infringing the patents and other intellectual property rights of third parties. If any third-party patents or other intellectual property rights are found to cover our product candidates or their compositions, methods of use or manufacturing, we may be required to pay damages, which could be substantial, and we would not be free to manufacture or market our product candidates or to do so without obtaining a license, which may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may face commercial competition, which could harm our business. Regardless of merits, intellectual property disputes can be costly to defend, time-consuming and may cause our business, operating results and financial condition to suffer.

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

We may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our product candidates. We cannot guarantee that our product candidates, or our commercialization thereof, do not and will not infringe any third party’s intellectual property. We cannot provide any assurances that third-party patents do not exist which might be enforced against product candidates resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

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

Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, product candidate(s), or the use of our product candidate(s). As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that may be infringed by the manufacture, use, or sale of our technologies or product candidate(s) or will prevent, limit, or otherwise interfere with our ability to make, use, or sell our technologies and product candidate(s).

In addition, third parties may obtain patent rights in the future and claim that use of our technologies infringes upon these rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms.

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

In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our products. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. Litigation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may also become involved in disputes with others regarding the ownership of intellectual property rights.

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

If we are unable to obtain, maintain and enforce effective intellectual property protection directed to our current and any future technologies that we develop, or if the scope of patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

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

Method of use patents protect the use of a product for the specified method or indication. In the absence of separate composition of matter protection, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product candidate(s) for an indication that is outside of the methods of use claimed in our patents. Moreover, even if competitor products are not approved for use in our patented indications, and our competitors do not actively promote their products for indications that are covered by our patents, clinicians may prescribe these competitor products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, such infringement may be difficult to prevent or prosecute.

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

We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that one or more patent of ours or any of our current licensors or future licensors is not valid or is unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our or our licensors’ patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our or our licensors’ patents at risk of being invalidated or interpreted narrowly, which may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products, and could put our or our licensors’ patent applications at risk of not issuing. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at our products, the defendant could counterclaim that our or our licensors’ patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could also include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. Because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

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

The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid, and there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly and decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention or that the other party's use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1). An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similar mechanisms for challenging the validity and enforceability of a patent exist in ex-U.S. patent offices and may result in the revocation, cancellation, or amendment of any ex-U.S. patents we hold in the future.

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

Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the market price of common shares. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to licenses and other agreements that give us rights to third-party intellectual property that are necessary or useful for our business, and we may enter into additional licenses or other agreements in the future. For example, we are party to an assignment agreement with Vintagence Biotechnology Ltd. with respect to our THR-β program and an exclusive option and license agreement with Hansoh with respect to our TERN-701 program. If we fail to comply with our obligations under these agreements or if we are subject to a bankruptcy, we may be required to make certain payments to the licensor of our license or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. In the event we breach any of our obligations under these agreements, we may incur significant liability to our research and licensing partners. Disputes may arise regarding intellectual property subject to a research licensing agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
the sublicensing of patents and other rights;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and our collaborators; and
•
the priority of invention of patented technology.

If disputes over intellectual property and other rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates and that could harm our business.

In addition, our agreements with Vintagence and Hansoh imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor(s) may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology, and could compromise our development and commercialization efforts for our product candidates.

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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ individuals and retain independent contractors and consultants who were previously employed at universities or other pharmaceutical companies, including our competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, independent contractors, consultants, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of such persons’ former companies or other third parties. We may also be subject to claims that such persons or other third parties have an ownership interest in our intellectual property. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

In addition, while we require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, which may result in claims by or against us asserting ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel.

We may not be able to protect our intellectual property rights throughout the world, which could impair our business.

Filing, prosecuting, defending and enforcing patents and trademarks on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may choose not to file patent or trademark applications in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or importing products made using our inventions into the United States or other jurisdictions and we may not be able to use our trademarks in all countries or prevent others from using or registering similar trademarks. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but the ability to enforce our patents is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protections, particularly those relating to pharmaceuticals and biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or the marketing of competing products in violation of our proprietary rights generally.

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

Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. As such, we do not know the degree of future protection that we will have on our technologies and product candidate(s). While we will endeavor to try to protect our technologies and product candidate(s) with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive, and unpredictable.

In addition, geopolitical actions in the United States and in other countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any future licensors and the maintenance, enforcement, or defense of our issued patents or those of any future licensors. As a result, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our single-agent and combination therapies.

We cannot guarantee that patent searches or analyses, including the identification of relevant patents or patent applications, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending patent application will issue with claims of relevant scope. Further, we may conclude that a well-informed court or other tribunal would find the claims of a relevant third-party patent to be invalid based on prior art, enablement, written description, or other ground, and that conclusion may be incorrect, which may negatively impact our ability to market our products or pipeline molecules. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents or patent applications may negatively impact our ability to develop and market our product candidates.

Many patents may cover a marketed product, including the composition of the product, methods of use, formulations, production processes and purification processes. The identification of all patents and their expiration dates relevant to the production and sale of a reference product is extraordinarily complex and requires sophisticated legal knowledge in the relevant jurisdiction. It may be impossible to identify all patents in all jurisdictions relevant to a marketed product. We may not identify all relevant patents, or incorrectly determine their expiration dates, which may negatively impact our ability to develop and market our products.

Failure to identify and correctly interpret relevant patents may negatively impact our ability to develop, market and commercialize our products.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Our patent rights may be affected by developments or uncertainty in U.S. or ex-U.S. patent statutes, patent case laws in USPTO rules and regulations or in the rules and regulations of ex-U.S. patent offices. The United States has enacted and implemented wide-ranging patent reform legislation. There are a number of changes to the U.S. patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the AIA, was signed into law. The AIA includes provisions that affect the way patent applications are prosecuted and affect patent litigation. In particular, under the AIA, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application is entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. This could have a negative impact on some of our intellectual property and could increase uncertainties surrounding obtaining and enforcement or defense of our issued patents.

In addition, the U.S. Congress may pass patent reform legislation that is unfavorable to us. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in future and whether patent expiration dates may be impacted.

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, all European patents, including those issued prior to June 1, 2023, now by default automatically fall under the jurisdiction of a new European Unified Patent Court (the UPC) for litigation involving such patents. As the UPC is a relatively new court system, there is uncertainty regarding litigation at the UPC. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain a pan-European injunction. It is uncertain how the UPC will impact granted European patents in the pharmaceutical industry.

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

While we have filed patent applications to protect certain aspects of our own proprietary technology, we may also rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information that is not or may not be patentable or that we elect not to patent. However, confidential information and trade secrets can be difficult to protect. We may need to share our trade secrets and proprietary know-how with current or future partners, collaborators, contractors, and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.

We have taken steps to protect trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions. Additionally, such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, customer or third party with authorized access. Recourse we take against such misconduct may not provide an adequate remedy to fully protect our interests. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our product candidates that we consider proprietary.

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

As of December 31, 2025, we had 59 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources to manage our operations and clinical trials, continue our development activities and, if approved, commercialize our preclinical and clinical-stage product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
•
difficulties in compliance with different, complex and changing laws, including intellectual property laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;
•
changes in non-U.S. regulations and customs, tariffs and trade barriers;
•
changes in non-U.S. currency exchange rates of the Renminbi, U.S. dollar, euro and currency controls;
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
•
workforce uncertainty and difficulties associated with staffing and managing international operations, particularly in countries where labor unrest is more common than in the United States;

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

Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of other federal or state law, including the Federal Trade Commission Act, which could lead to civil penalties and reputational damages. There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries, such as the Protecting Americans’ Data from Foreign Adversaries Act of 2024 and the Data Security Program enforced by the Department of Justice, which also includes criminal penalties. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state comprehensive and consumer health privacy laws, as well as state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information.

At least 19 states have passed a comprehensive privacy law, which creates specific obligations related to the processing of personal information. These laws also create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. Some states, such as Washington and Nevada, have passed laws regulating consumer health data specifically, which may also impact our business.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. The status of whether data controllers subject to the GDPR can transfer personal data from the EU to the United States remains influx, as certain persons and entities continue to bring legal challenges to the approved data transfer mechanisms. Additionally, the United Kingdom has its own guidance for data transfers to other jurisdictions that also apply to our business. Any changes to the status of the legally approved data transfer mechanisms in these jurisdictions could impact our operations.

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

The U.S. government has recently made statements and taken actions that could lead to changes to U.S. and international trade policies, including imposing several rounds of tariffs and trade restrictions affecting certain products manufactured in China, and enacting legislation that, may restrict certain engagement with certain Chinese companies that provide biopharmaceutical research, development, and manufacturing services. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CDMOs and other service providers that operate in China.

For example, in 2025, the Trump administration imposed a series of tariffs against U.S. trading partners pursuant to the International Emergency Economic Powers Act, including against China. although the U.S. reached a framework agreement with China in 2025 that temporarily suspended many of the escalatory actions taken during the past year. The Trump administration is also conducting an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. President Trump has threatened to impose tariffs of 100% or more on all branded or patented drugs imported in the U.S. by manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the Trump administration.

Additionally, on December 18, 2025, the President signed into law the National Defense Authorization Act for Fiscal Year 2026 (S. 1071), which included a provision known as the Biosecure Act. The Act prohibits, with limited exceptions, the direct use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain “biotechnology companies of concern,” as well as the use of such funds where biotechnology companies of concern are involved in the performance of the federal contract, grant, or loan. Previous versions of the Act would have listed specific “biotechnology companies of concern” by name although the final version instead defines the term by reference to a list to be developed by the Office of Management and Budget, which will also include companies on the U.S. Department of Defense’s 1260H List of Chinese Military Companies. Although the restrictions created by the Biosecure Act are not likely to come into effect until the completion of a lengthy regulatory implementation process, the Act will restrict the ability of companies like ours to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government if such companies are involved in the performance of the relevant U.S. government contract, grant, or loan.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile. These factors include those discussed in this Item 1A. “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•
the pending acquisition of us by Merck Sharp & Dohme LLC;
•
results from, and any delays in, our clinical trials for TERN-701 or any other future clinical development programs;
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

•
market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors; and general economic conditions in the United States and abroad.

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
•
coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our single agent and combination therapies; and
•
the level of demand for our product candidates, if approved, which may vary significantly over time.

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

Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act, or the IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or the OBBBA, was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to certain exceptions. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax legislation.

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

We maintain a risk-based approach with respect to identification and oversight of third-party service providers that support key business operations or access, process or store our information. Our risk mitigation activities include security questionnaires and reviews of available system and organization controls audit reports. Additionally, we include appropriate security terms in contracts with third-party service providers, where applicable.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2025, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, reputational harm, and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market since February 5, 2021 under the symbol “TERN.” Prior to such time, there was no public market for our common stock.

Holders of Record

As of March 27, 2026, there were approximately 3 stockholders of record of our common stock. Certain shares are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

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

Pending Acquisition by Merck Sharp & Dohme LLC

On March 24, 2026, we entered into an Agreement and Plan of Merger (the Merger Agreement) by and among us, Merck Sharp & Dohme LLC, a New Jersey limited liability company (Parent), and Thailand Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Purchaser).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Parent will cause Purchaser to commence a tender offer (the Offer) to purchase all of the outstanding shares of our common stock, par value $0.0001 per share (the Shares), at a price of $53.00 per Share (the Offer Price), without any interest thereon and subject to any withholding of taxes.

As soon as practicable following consummation of the Offer, subject to the terms and conditions of the Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, Purchaser will merge with and into us (the Merger, which, together with the Offer and the other transactions contemplated by the Merger Agreement, are referred to as the Transactions), with us surviving the Merger as a wholly owned subsidiary of Parent.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. From the date of the Merger Agreement until the earlier of the effective time of the Merger and the valid termination of the Merger Agreement, we have agreed, subject to certain exceptions, to use commercially reasonable efforts to operate our and our subsidiaries’ business and operations in the ordinary course in all material respects and have agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. The Merger Agreement provides the Parent and us with certain termination rights and, under certain circumstances, may require us to pay the Parent a termination fee of $235 million.

The pending Transactions introduce uncertainty regarding our future operations, strategic direction and capital structure. While management continues to operate the business in the ordinary course, the outcome and timing of the Transactions may affect our financial condition, liquidity planning and strategic priorities.

The foregoing discussion is intended to provide an overview of the pending Transactions. For additional information related to the Merger Agreement, refer to our Current Report on Form 8-K, which was filed with the SEC on March 25, 2026, including Exhibit 2.1 thereto and the Merger Agreement, the full text of which is filed as Exhibit 2.1 to this Annual Report on Form 10-K.

For a more complete discussion of the risks and uncertainties associated with the Transactions, please also see Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors—Risks Relating to Pending Transaction with Merck Sharp & Dohme LLC” of this Annual Report on Form 10-K.

Overview

We are a clinical-stage oncology company reimagining known biology to deliver high impact medicines. Our portfolio consists of drug candidates we believe have the potential to deliver improved clinical outcomes compared to current standard of care in the target indication. All product candidates in our pipeline were internally discovered. Our lead oncology asset is TERN-701, a novel, oral allosteric BCR-ABL1 inhibitor with best-in-disease potential for CML currently in Phase 1/2 development. We plan to initiate pivotal clinical development for TERN-701 in late 2026 or early 2027. We also have an ongoing discovery effort for small-molecule oncology candidates with undisclosed targets and indications. Our legacy metabolic programs include TERN-501, a clinical-stage thyroid hormone receptor-β for MASH and/or obesity, and TERN-801, a glucose-dependent insulinotropic polypeptide receptor antagonist development candidate for obesity. We are seeking strategic partners to advance the TERN-501 and TERN-801 programs. In October 2025, we announced that we would no longer advance TERN-601, a small molecule glucagon-like peptide-1 (GLP-1) receptor agonist that was previously in development for obesity.

TERN-701 is our proprietary, oral, potent, allosteric BCR-ABL1 TKI specifically targeting the ABL1 myristoyl pocket for CML, a form of cancer that begins in the bone marrow and leads to the growth of leukemic cells and is classified as an orphan indication. In December 2025, we announced updated and expanded data from our ongoing Phase 1/2 CARDINAL trial of TERN-701 in patients with previously treated CML, reflecting potentially best-in-disease efficacy responses for this stage of development and an encouraging safety profile with the majority of treatment-emergent adverse events being low grade with no apparent dose relationship. Planned milestones for 2026 include pivotal dose selection and an End of Phase 2 regulatory interaction in mid-2026, updated and expanded CARDINAL data in the second half of 2026, and the initiation of a 2L+ Phase 3 clinical trial in late 2026 or early 2027.

Our strategy is to advance TERN-701 towards pivotal development as rapidly as possible with the planned initiation of a Phase 3 2L+ clinical trial in late 2026 or early 2027 in patients with non-T315I mutated chronic phase CML. The 2L+ trial design is expected to evaluate TERN-701 against physicians’ choice 2G TKI, namely dasatinib, nilotinib or bosutinib. Patients with prior treatment with asciminib will be allowed. The primary endpoint for accelerated approval in 2L+ CML has been MMR achievement at the 24-week timepoint. Within six to 12 months of the 2L+ trial initiation, we anticipate initiating a separate Phase 3 clinical trial in 1L CML. The anticipated 1L trial design may evaluate TERN-701 against physicians’ choice TKI, including imatinib, 2G TKIs and potentially asciminib. Should the trial results support it, the inclusion of asciminib in the control arm may allow for a direct, superiority comparison with asciminib, however, the inclusion of asciminib remains under evaluation. The primary endpoint for accelerated approval in 1L CML has been MMR achievement at the 48-week timepoint. We believe our current financial runway allows us to potentially obtain results from the 2L+ pivotal trial and, subject to the results of the trial and subsequent regulatory review, commercially launch TERN-701 for CML.

We believe that the need for innovative, novel drugs in CML remains high. As the allosteric TKI class (including asciminib and TERN-701) continues to exhibit favorable safety and efficacy results in relation to active-site TKIs, we believe allosteric TKIs will be used primarily in the front- and second-line settings. In ‘G7 nations’ (Canada, France, Germany, Italy, Japan, the United Kingdom and the United States), there are approximately 17,000 new frontline patients annually. Patients who switch from one therapy to another, whether to second- or third-line or beyond, total approximately 13,000 annually. While we believe TERN-701 has significant commercial potential in the 2L+ setting, our primary focus remains on the frontline indication. Based on historical precedents, new and improved therapeutic entrants in CML have been able to capture significant share of frontline treatment, even as standard of care therapies become generic. For example, 2G TKIs (dasatinib, nilotinib and bosutinib) cumulatively were able to reach majority of frontline share, while providing improved efficacy but worse safety and tolerability over first generation, generic imatinib. Similarly, asciminib, the first approved allosteric TKI with over 20% new-to-brand share in 1L, is anticipated to achieve substantial frontline share and over $4 billion in peak revenues, while offering comparable efficacy and improved safety compared to 2G TKIs. We believe TERN-701 represents an opportunity to potentially capture significant frontline share, if it continues to generate clinical data that can support a best-in-disease profile. Evaluating the efficacy and safety of TERN-701 compared to asciminib and active-site TKIs in a Phase 3 frontline setting represents a compelling potential pathway to maximize the therapeutic and commercial potential of TERN-701.

In December 2025, we announced updated and expanded data from ongoing dose escalation and dose expansion parts of the CARDINAL trial of TERN-701 in patients with previously treated CML. CARDINAL enrolled a predominantly 3L+ patient population with 38% of patients having received prior asciminib, of whom 75% discontinued asciminib treatment due to lack of efficacy. As of the September 13, 2025, cutoff:

TERN-701 showed an encouraging safety profile (N=63):

•
87% (55/63) of patients remained on treatment as of the data cutoff
•
No dose-limiting toxicities were observed in dose escalation, and a maximum tolerated dose was not reached
•
The majority of TEAEs were low grade with no apparent dose relationship
•
Grade 3 or higher TEAEs were all less than 10%, most commonly neutropenia (8%) and thrombocytopenia (8%)

TERN-701 also demonstrated encouraging MMR achievement rates in patients with lack of efficacy to prior asciminib:

•
MMR achievement rate by 24 weeks of 75% (18/24) 95% CI [53.3, 90.2] in evaluable patients enrolled at the recommended phase 2 dose range of >320mg QD, which is trending 2-3X higher than asciminib in Phase 1 and Phase 3 studies evaluating a 3L+ patient population
•
Deep molecular response (DMR) achievement rate by 24 weeks was 36% (10/28) 95% CI [18.6, 55.9]
•
Encouraging MMR rates in patients with prior asciminib (n=10)
•
Overall MMR rate of 60% (6/10), with 43% (3/7) achieving MMR and 100% (3/3) maintaining MMR in patients with prior asciminib

The CARDINAL trial is ongoing and continues to enroll well. Planned milestones for 2026 include pivotal dose selection and an End of Phase 2 regulatory interaction in mid-2026, updated and expanded CARDINAL data in the second half of 2026, and the initiation of a 2L+ Phase 3 clinical trial in late 2026 or early 2027. The FDA granted Orphan Drug Designation for TERN-701 for the treatment of CML in March 2024 and fast track designation in December 2025.

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

In February 2021, we received total net proceeds of $133.0 million through our initial public offering. In August 2022, December 2022, September 2024, and December 2025, we received total net proceeds of $60.7 million, $80.8 million, $161.9 million, and $705.6 million, respectively, through securities offerings. We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2031. We have based our estimates regarding the sufficiency of our capital resources on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would need to obtain additional funding, which may not be available to us on acceptable terms, or at all.

Results of operations

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Results of operations
Operating expenses:
Research and development	$77,889	$70,112	$7,777
General and administrative	32,235	31,759	476
Total operating expenses	110,124	101,871	8,253
Loss from operations	(110,124)	(101,871)	(8,253)
Other income:
Interest income	14,591	13,289	1,302
Other expense, net	(93)	(11)	(82)
Total other income, net	14,498	13,278	1,220
Loss before income taxes	(95,626)	(88,593)	(7,033)
Income tax expense	(581)	(260)	(321)
Net loss	$(96,207)	$(88,853)	$(7,354)

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

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Research and development expenses
External expenses by program:
TERN-701	$25,385	$15,757	$9,628
TERN-601	20,437	15,486	4,951
Other programs	7,208	11,885	(4,677)
Total external expenses	53,030	43,128	9,902
Unallocated internal expenses:
Personnel-related expenses	23,881	25,732	(1,851)
Other expenses	978	1,252	(274)
Total research and development expenses	$77,889	$70,112	$7,777

The increase in research and development expenses for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to a $9.9 million increase related to clinical and pre-clinical program expenses, partially offset by a $1.9 million decrease in personnel-related expenses and a $0.2 million decrease in depreciation and amortization expense.

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

The increase in general and administrative expenses for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to a $2.0 million increase in professional fees and consulting as well as a $0.2 million increase in software subscriptions and information technology systems, partially offset by a $1.8 million decrease in personnel-related expenses.

Interest income

Interest income primarily consists of interest income on our cash equivalents and marketable securities.

Interest income for the year ended December 31, 2025 was $14.6 million compared to $13.3 million for the same period in 2024. The increase in interest income was primarily due to an increase in the average balance of cash, cash equivalents and marketable securities.

Other expense, net

Other expense, net for the year ended December 31, 2025 was $0.1 million compared to less than $0.1 million for the same period in 2024 which is consistent year over year.

Income tax expense

Income tax expense for the year ended December 31, 2025 was $0.6 million compared to $0.3 million for the same period in 2024. The increase was primarily from recording a full valuation allowance on foreign deferred tax assets.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2031. However, we continue to anticipate that our operating expenses will remain significant to support our ongoing and planned activities. We expect to continue to incur net operating losses for at least the next several years.

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

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. As of December 31, 2025, we had an accumulated deficit of approximately $517.7 million and cash, cash equivalents and marketable securities of $1,019.0 million. For the year ended December 31, 2025, we had a net loss of approximately $96.2 million and negative cash flows from operations of approximately $82.2 million.

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

In December 2025, we issued 18,687,500 shares of our common stock at a public offering price of $40.00 per share. Aggregate net proceeds were $705.6 million after deducting underwriting discounts and commissions and offering expenses.

Future funding requirements

We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our operating expenses will remain significant for the foreseeable future in connection with conducting our research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, and providing general and administrative support for these operations. As a result, we may need additional capital to fund our operations, in which case we would need to obtain additional funding, which may not be available to us on acceptable terms, or at all.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for our product candidates, we expect to incur significant commercialization expenses related to any approved products, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•
the scope, progress and costs of researching and developing TERN-701 or any other product candidates we choose to pursue;
•
the success or failure of our ongoing clinical trials of TERN-701;
•
the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates or any future product candidates;
•
the number and characteristics of any additional product candidates we develop or acquire;
•
the timing and amount of any milestone, royalty and/or other payments we are required to make pursuant to our current or any future license or collaboration agreements and our ability to establish any such arrangements;
•
the cost of manufacturing our product candidates or any future product candidates and any products we successfully commercialize;
•
the cost of pre-commercial activities and, if approved, commercialization activities related to our product candidates, including marketing, sales and distribution costs;
•
the cost of building or contracting a sales force in anticipation of commercialization;
•
potential strategic collaborations, licensing or other arrangements for our product candidates and the financial terms of any such arrangements;
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

Cash flows

Operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $82.2 million and consisted primarily of our net loss of $96.2 million, as well as a $0.3 million decrease from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued. This was partially offset by non-cash adjustments of $13.4 million of stock-based compensation, $0.5 million from changes in deferred tax and uncertain tax positions and $0.4 million in amortization of operating lease assets.

Net cash used in operating activities for the year ended December 31, 2024 was $70.0 million and consisted primarily of our net loss of $88.9 million. This was partially offset by a $4.4 million increase from changes in operating assets and liabilities primarily attributable to the timing of expenses incurred and payments issued, and non-cash adjustments of $15.6 million of stock-based compensation, $2.1 million of net accretion on marketable securities, $0.6 million in amortization of operating lease assets and $0.3 million of depreciation and amortization.

Investing activities

Net cash used in investing activities for the year ended December 31, 2025 was $298.0 million and consisted primarily of $405.0 million in purchases of marketable securities. This was partially offset by proceeds from the maturities of marketable securities of $107.0 million.

Net cash used in investing activities for the year ended December 31, 2024 was $12.4 million and consisted primarily of $169.9 million in purchases of marketable securities. This was partially offset by proceeds from the maturities of marketable securities of $157.6 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2025 was $743.5 million and consisted of $706.4 million in proceeds, before offering costs, from the issuance of common stock in connection with the December 2025 Financing, $36.8 million in proceeds from stock option exercises, and $0.5 million of proceeds from the issuance of common stock under our employee stock purchase plan. This was partially offset by $0.2 million in payments of deferred offering costs.

Net cash provided by financing activities for the year ended December 31, 2024 was $164.0 million and consisted of $162.3 million in proceeds, before offering costs, from the issuance of common stock and pre-funded warrants in connection with the September 2024 Financing, $1.4 million in proceeds from stock option exercises, and $0.6 million of proceeds from the issuance of common stock under our employee stock purchase plan. This was partially offset by $0.4 million in payments of deferred offering costs.

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

While our significant accounting policies are described in more detail in Note 1, Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policy is most critical to the judgments and estimates used in the preparation of our audited consolidated financial statements.

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

Interest rate risk

Cash, cash equivalents and marketable securities are held primarily in bank and time deposits. The fair value of our cash, cash equivalents and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments.

Foreign currency exchange risk

Foreign currency risk arises from transactions as well as recognized assets and liabilities. For example, the Chinese Yuan is the functional currency of Terns (Suzhou) Biotechnology Co., Ltd. and Terns China Biotechnology Co., Ltd.; however, we would not be significantly affected by either an increase or decrease in foreign currencies exchange rates.

Item 8. Financial Statements and Supplementary Data.

The financial statements of Terns Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2025:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Terns Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Terns Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

San Mateo, California

March 30, 2026

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$524,747	$161,439
Marketable securities	494,235	196,725
Prepaid expenses and other current assets	5,212	3,945
Total current assets	1,024,194	362,109
Property and equipment, net	47	222
Operating lease assets	837	1,248
Other assets	—	350
Total assets	$1,025,078	$363,929
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,721	$2,148
Accrued expenses and other current liabilities	14,216	13,074
Current portion of operating lease liabilities	474	428
Total current liabilities	16,411	15,650
Taxes payable, non-current	1,698	1,490
Operating lease liabilities, non-current	445	919
Total liabilities	18,554	18,059
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized at December 31, 2025 and 2024; 112,324,683 and 87,126,583 shares issued and outstanding at December 31, 2025 and 2024, respectively	11	9
Additional paid-in capital	1,523,941	767,621
Accumulated other comprehensive income (loss)	260	(279)
Accumulated deficit	(517,688)	(421,481)
Total stockholders’ equity	1,006,524	345,870
Total liabilities and stockholders’ equity	$1,025,078	$363,929

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$77,889	$70,112
General and administrative	32,235	31,759
Total operating expenses	110,124	101,871
Loss from operations	(110,124)	(101,871)
Other income:
Interest income	14,591	13,289
Other expense, net	(93)	(11)
Total other income, net	14,498	13,278
Loss before income taxes	(95,626)	(88,593)
Income tax expense	(581)	(260)
Net loss	$(96,207)	$(88,853)

Net loss per share, basic and diluted	$(1.03)	$(1.12)
Weighted average common stock outstanding, basic and diluted	93,166,571	79,507,474

Other comprehensive loss:
Net loss	$(96,207)	$(88,853)
Unrealized gain (loss) on available-for-sale securities, net of tax	582	(235)
Foreign exchange translation adjustment, net of tax	(43)	(25)
Comprehensive loss	$(95,668)	$(89,113)

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2023	64,576,719	$6	$588,008	$(19)	$(332,628)	$255,367
Issuance of common stock and pre-funded warrants, net of issuance costs of $394	14,064,048	2	161,916	—	—	161,918
Issuance of common stock in connection with exercise of pre-funded warrants	7,941,366	1	(1)	—	—	—
Exercise of stock options	244,913	—	1,448	—	—	1,448
Vesting of restricted stock units with service conditions	160,936	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	138,601	—	623	—	—	623
Stock-based compensation expense	—	—	15,627	—	—	15,627
Unrealized loss on available-for-sale securities	—	—	—	(235)	—	(235)
Foreign exchange translation adjustment	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(88,853)	(88,853)
Balances at December 31, 2024	87,126,583	$9	$767,621	$(279)	$(421,481)	$345,870
Issuance of common stock, net of issuance costs of $822	18,687,500	2	705,564	—	—	705,566
Issuance of common stock in connection with exercise of pre-funded warrants	1,609,992	—	—	—	—	—
Exercise of stock options	4,459,185	—	36,845	—	—	36,845
Vesting of restricted stock units with service conditions	247,277	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	194,146	—	513	—	—	513
Stock-based compensation expense	—	—	13,398	—	—	13,398
Unrealized gain on available-for-sale securities	—	—	—	582	—	582
Foreign exchange translation adjustment	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(96,207)	(96,207)
Balances at December 31, 2025	112,324,683	$11	$1,523,941	$260	$(517,688)	$1,006,524

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(96,207)	$(88,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,398	15,627
Depreciation and amortization expense	90	319
Net accretion on marketable securities	(58)	(2,090)
Change in deferred taxes and uncertain tax positions	511	23
Amortization of right-of-use assets	411	577
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,181)	47
Accrued interest, net of interest received	1,173	1,012
Accounts payable	(512)	(367)
Accrued expenses and other current liabilities	629	4,244
Operating lease liabilities	(430)	(555)
Net cash used in operating activities	(82,176)	(70,016)
Cash flows from investing activities:
Purchase of property and equipment	—	(42)
Purchase of marketable securities	(405,043)	(169,942)
Proceeds from maturities of marketable securities	107,000	157,574
Net cash used in investing activities	(298,043)	(12,410)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	706,388	—
Net proceeds from the issuance of common stock and pre-funded warrants	—	162,312
Payment of deferred offering costs	(235)	(388)
Proceeds from stock option exercises	36,845	1,448
Proceeds from the issuance of common stock under employee stock purchase plan	513	623
Net cash provided by financing activities	743,511	163,995
Effect of exchange rate changes on cash and cash equivalents	16	(56)
Net increase in cash and cash equivalents	363,308	81,513
Cash and cash equivalents at beginning of period	161,439	79,926
Cash and cash equivalents at end of period	$524,747	$161,439
Supplemental disclosure of cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$504	$626
Cash paid for taxes	$218	$60
Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expense	$593	$6
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,302

The accompanying notes are an integral part of these financial statements.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of the Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of the Business

Terns Pharmaceuticals, Inc. (Terns or the Company) is a clinical-stage oncology company with a portfolio of multiple drug candidates with the potential to deliver improved clinical outcomes in the target indication as either single-agent or combination therapies.

Terns was incorporated as an exempted company in the Cayman Islands in December 2016. In December 2020, the Company effected a de-registration of the Company in the Cayman Islands and a domestication in the State of Delaware, pursuant to which it became a Delaware corporation. Terns owns all of the share capital of Terns Pharmaceutical HongKong Limited (Terns Hong Kong) and Terns, Inc., a Delaware corporation (Terns U.S. Opco) and all of the membership interest of CaspianTern, LLC, a Delaware limited liability company. Terns Hong Kong holds all of the share capital of Terns China Biotechnology Co., Ltd. (organized in Shanghai, People’s Republic of China (PRC)) (Terns China) and Terns (Suzhou) Biotechnology Co., Ltd. (organized in Suzhou, PRC) (Terns Suzhou).

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Pending Acquisition by Merck Sharp & Dohme LLC

On March 24, 2026, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) by and among the Company, Merck Sharp & Dohme LLC, a New Jersey limited liability company (Parent), and Thailand Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Purchaser), as disclosed in Note 9, Subsequent Events.

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

At-the-Market Offering

In May 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which the Company has the ability to offer and sell, from time to time, through Cowen, shares of its common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares were offered pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. This registration statement expired in February 2026, and effective as of March 30, 2026 the Company and Cowen mutually agreed to terminate the related Sales Agreement. As a result, the Company will not sell any shares under this at-the-market offering. There were no sales of the Company's common stock pursuant to this agreement through December 31, 2025.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock, minus the $0.0001 per share exercise price of each such pre-funded warrant. Aggregate net proceeds were $161.9 million after deducting underwriting discounts and commissions and offering expenses.

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants, of which $23.4 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in capital. No pre-funded warrants have been exercised as of December 31, 2025.

December 2025 Financing

In December 2025, the Company issued 18,687,500 shares of its common stock at a public offering price of $40.00 per share. Aggregate net proceeds were $705.6 million after deducting underwriting discounts and commissions and offering expenses.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

	December 31,
(in thousands)	2025	2024
Research and development costs	$5,486	$3,388
Compensation and benefit costs	6,917	7,912
Accrued professional fees	1,364	1,319
Other	449	455
Total accrued expenses and other current liabilities	$14,216	$13,074

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

In July 2024, Mr. Yoon entered into a separation agreement with the Company. During the year ended December 31, 2024, the Company recorded an accrued liability and recognized expense of $0.6 million related to the payments payable to him under the separation agreement, which were fully paid as of December 31, 2025. Additionally, the separation agreement provided that the time for Mr. Yoon to exercise any outstanding equity award that was vested as of the separation date continued until April 30, 2025. As a result of the change in terms for these option grants to Mr. Yoon, the Company recognized an additional $0.6 million in stock-based compensation expense during the year ended December 31, 2024. The expenses were recognized as operating expenses within the Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

In July 2024, Dr. Vignola entered into a transition agreement with the Company. During the year ended December 31, 2024, the Company recorded an accrued liability and recognized expense of $1.0 million related to the transition. As of December 31, 2025, the ending accrued liability was less than $0.1 million and is presented within the Consolidated Balance Sheets under Accrued expenses and other current liabilities. Additionally, the transition agreement provided that the time for Dr. Vignola to exercise any outstanding equity award that was vested as of the separation date shall continue to the end of the 12th month following the separation date. As a result of the change in terms for these option grants to Dr. Vignola, the Company recognized an additional $0.4 million in stock-based compensation expense during the year ended December 31, 2024. The expenses were recognized as operating expenses within the Consolidated Statements of Operations and Comprehensive Loss under General and administrative.

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

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing the net loss per share of common stock by the weighted average number of shares of common stock outstanding for the period. The weighted-average shares of common stock outstanding as of December 31, 2025 included pre-funded warrants, as the warrants were issued for minimal consideration and were immediately exercisable, as well as RSUs with market conditions for which the performance criteria for the specified milestones were determined to have been achieved.

Diluted net loss per share of common stock is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share of common stock is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares.

The Company reported a net loss for the years ended December 31, 2025 and 2024. In periods in which the Company reported a net loss, diluted net loss per share of common stock was the same as basic net loss per share of common stock, since dilutive shares were not assumed to have been issued if their effect is anti-dilutive. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss attributable to common stockholders per share of common stock for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2025	2024
Options to purchase common stock	11,281,086	10,610,387
Restricted stock units with service conditions	481,068	547,430
Restricted stock units with market conditions	—	150,000
Shares issuable under employee stock purchase plan	26,315	13,983
Total	11,788,469	11,321,800

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

Property and equipment, net consisted of the following:

		December 31,
(in thousands)	Estimated Useful Lives	2025	2024
Leasehold improvements	Shorter of remaining life of lease or useful life of asset	$181	$750
Furniture and fixtures	5 years	282	302
Computer equipment	3 years	121	170
Office equipment	5 years	145	145
Lab equipment	3 to 5 years	—	747
Property and equipment, gross		729	2,114
Less: Accumulated depreciation		(682)	(1,892)
Total property and equipment, net		$47	$222

The Company recognized depreciation and amortization expense related to these assets of $0.1 million and $0.3 million during the years ended December 31, 2025 and 2024, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires additional income tax disclosures in the annual consolidated financial statements. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures. For public entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. Incremental disclosure requirements have been included in the footnotes.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.
Cash Equivalents and Marketable Securities

The amortized cost and fair value of cash equivalents and marketable securities by major security type is as follows:

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$500,789	$—	$—	$500,789
U.S. government securities	493,731	505	(1)	494,235
Total	$994,520	$505	$(1)	$995,024

Classified as:
Cash equivalents				$500,789
Marketable securities				494,235
Total				$995,024

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$147,566	$—	$—	$147,566
U.S. government securities	196,803	175	(253)	196,725
Total	$344,369	$175	$(253)	$344,291

Classified as:
Cash equivalents				$147,566
Marketable securities				196,725
Total				$344,291

The aggregate fair value of the Company’s available-for-sale marketable securities that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer is as follows:

	December 31, 2025
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$25,574	$(1)	$—	$—	$25,574	$(1)
Total	$25,574	$(1)	$—	$—	$25,574	$(1)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$119,081	$(252)	$2,007	$(1)	$121,088	$(253)
Total	$119,081	$(252)	$2,007	$(1)	$121,088	$(253)

At December 31, 2025, the Company had one available-for-sale marketable security in an unrealized loss position without an allowance for credit losses. The Company does not intend to sell the security and the Company believes it is more likely than not that the marketable security in an unrealized loss position will be held until maturity and that the Company will not be required to sell the security before recovery of its amortized cost basis. The Company believes that an allowance for credit losses is unnecessary as the security is of high credit quality and the decline in fair value is due to market conditions and/or changes in interest rates.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value at December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$23,958	$—	$—	$23,958
Money market funds	500,789	—	—	500,789
Total cash and cash equivalents	$524,747	$—	$—	$524,747
Marketable securities
U.S. government securities	$—	$494,235	$—	$494,235
Total marketable securities	$—	$494,235	$—	$494,235

	Fair Value at December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents
Cash in bank balances	$13,873	$—	$—	$13,873
Money market funds	147,566	—	—	147,566
Total cash and cash equivalents	$161,439	$—	$—	$161,439
Marketable securities
U.S. government securities	$—	$196,725	$—	$196,725
Total marketable securities	$—	$196,725	$—	$196,725

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amortized cost and fair value of marketable securities as of December 31, 2025, by contractual maturity, are as follows:

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$253,389	$253,674
Due after one year through five years	240,342	240,561
Total marketable securities	$493,731	$494,235

During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

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

Components of lease cost are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease cost	$485	$651
Short-term cost	11	15
Total lease cost	$496	$666

	December 31,
	2025	2024
Weighted-average remaining lease term	1.83	2.92
Weighted-average discount rate	10.00%	10.00%

The Company's future minimum lease payments are as follows:

(in thousands)	Operating Leases
2026	$545
2027	465
2028 and thereafter	—
Total lease payments	1,010
Less: Imputed interest	(91)
Present value of lease liabilities	919
Less: Current portion of lease liabilities	(474)
Total lease liabilities, non-current	$445

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.
Common Stock and Stock-Based Compensation

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock. All classes of stock have a par value of $0.0001. There were no shares of preferred stock outstanding as of December 31, 2025 and 2024.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31,
	2025	2024
Options outstanding under incentive award plans	11,281,086	10,610,387
Restricted stock units with service conditions	481,068	547,430
Restricted stock units with market conditions	150,000	150,000
Shares available for future grant under incentive award plans	5,440,286	4,092,569
Shares available for future grant under employee stock purchase plans	1,885,956	1,208,837
Shares available for future grant under employment inducement award plans	382,814	2,685,001
Pre-funded warrants	2,580,952	4,190,952
Total shares reserved	22,202,162	23,485,176

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Company’s board of directors, subject to the preferential dividend rights of the convertible preferred stock. Through December 31, 2025, no cash dividends have been declared or paid by the Company.

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

2021 Incentive Award Plan

In January 2021, the Company's board of directors approved the 2021 Plan which permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance bonus awards, performance stock unit awards and other stock awards to employees, directors, officers and consultants. In February 2021, 2,400,007 shares were authorized for issuance under the 2021 Plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) the amount equal to 5% of the number of shares issued and outstanding on the last day of the immediately preceding fiscal year or (ii) such lower number of shares as may be determined by the Company’s board of directors. The 2021 Plan is the successor to the 2017 Plan and no additional awards may be issued from the 2017 Plan. However, the 2017 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2017 Plan that are forfeited or lapse unexercised and which following the effective date of the 2021 Plan are not issued under the 2017 Plan will be available for issuance under the 2021 Plan. As of December 31, 2025, 5,440,286 shares of the Company’s common stock were available for future grants under the 2021 Plan. The number of authorized shares reserved for issuance under the 2021 Plan was increased by 5,616,234 shares effective as of January 1, 2026.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was approved by the Company’s board of directors in January 2021. In February 2021, a total of 240,000 shares were initially reserved for issuance under this plan, which shall be cumulatively increased on the first day of each year beginning in 2022 and ending in 2031 equal to the lesser of (i) 1% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the Company’s board of directors. As of December 31, 2025, 1,885,956 shares of the Company’s common stock were available for future grants under the 2021 ESPP. The number of authorized shares reserved for issuance under the 2021 ESPP was increased by 753,054 shares effective as of January 1, 2026.

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

As of December 31, 2025, there was $0.8 million of unrecognized stock-based compensation expense related to unvested employee stock purchases. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.54 years as of December 31, 2025. There were 194,146 shares purchased by employees under the 2021 ESPP during the year ended December 31, 2025.

2022 Employment Inducement Award Plan

In September 2022, the Company's compensation committee approved the 2022 Inducement Plan, which authorized 1,400,000 shares of common stock to be issued and permits the granting of nonqualified stock options, stock appreciation rights, restricted stock awards and RSU awards to newly hired employees and officers. In August 2024, the Company approved an amendment to the 2022 Inducement Plan which increased the number of authorized shares reserved for issuance by 2,250,000 shares. As of December 31, 2025, 382,814 shares of the Company's common stock were available for future grants under the 2022 Inducement Plan. In December 2025, the Company approved an amendment to the 2022 Inducement Plan which increased the number of authorized shares reserved for issuance by 2,000,000 shares effective January 1, 2026.

Pre-Funded Warrants

In September 2024, the Company sold pre-funded warrants to purchase 2,380,952 shares of common stock at a price of $10.4999 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock sold in the same offering, minus the $0.0001 per share exercise price of such pre-funded warrant. As of December 31, 2025, no pre-funded warrants have been exercised. In March 2026, the 2,380,952 pre-funded warrants were exercised.

In August 2022, the Company sold pre-funded warrants to purchase 14,630,000 shares of common stock at a price of $2.4199 per pre-funded warrant. The purchase price per share of each pre-funded warrant represents the per share offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. As of December 31, 2025, 14,430,000 pre-funded warrants have been exercised. In January 2026, the remaining 200,000 pre-funded warrants were exercised.

Stock Options

Stock options granted to employees and non-employees under the plans generally vest over four years and allow the holder of the option to purchase common stock at a stated exercise price. Options granted under the plans generally

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expire ten years after the date of grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

The following table summarizes the stock option activity for all stock plans during the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	8,349,922	$9.04	6.82	$2,225
Granted	4,948,813	6.69
Exercised	(244,913)	5.91		723
Forfeited	(2,443,435)	8.81
Outstanding as of December 31, 2024	10,610,387	$8.07	6.66	$1,288
Granted	7,217,883	4.42
Exercised	(4,459,185)	8.26		77,917
Forfeited	(2,087,999)	8.27
Outstanding as of December 31, 2025	11,281,086	$5.62	8.69	$392,387
Exercisable, December 31, 2025	2,042,203	$7.98	7.40	$66,205
Vested and expected to vest, December 31, 2025	11,281,086	$5.62	8.69	$392,387

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2025 and 2024, there was $27.8 million and $23.4 million, respectively, of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.74 years as of December 31, 2025.

The total fair value of options vested during the year ended December 31, 2025 and 2024 was $10.6 million and $13.1 million, respectively.

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

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the RSUs with service conditions activity for all stock plans during the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested restricted stock units as of December 31, 2023	365,892	$8.79
Granted	635,650	6.16
Vested	(160,936)	8.58
Forfeited	(293,176)	6.39
Unvested restricted stock units as of December 31, 2024	547,430	$7.09
Granted	255,595	3.28
Vested	(247,277)	6.97
Forfeited	(74,680)	5.76
Unvested restricted stock units as of December 31, 2025	481,068	$5.33

As of December 31, 2025 and 2024, there was $2.1 million and $3.0 million, respectively, of unrecognized stock-based compensation expense related to RSUs with service conditions. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.05 years as of December 31, 2025.

The total fair value of RSUs with service conditions vested during the years ended December 31, 2025 and 2024 was $1.7 million and $1.4 million, respectively.

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

As of December 31, 2025, the performance criteria for the specified milestones were determined to have been achieved by the Company's compensation committee as to 100% of the underlying shares, therefore the 150,000 RSUs with market conditions vested. The delivery and release of the underlying shares occurred in January 2026.

As of December 31, 2025, there was no unrecognized stock-based compensation expense related to RSUs with market conditions.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense

The Company estimated the fair value of options granted and rights to acquire stock granted under the Company’s ESPP using a Black-Scholes option pricing model with the following assumptions presented on a weighted average basis:

	Year Ended December 31,
	2025	2024
Stock Option Plans
Expected term (years)	6.05	6.04
Expected volatility	74.85%	76.75%
Risk-free interest rate	4.15%	4.22%
Fair value of underlying common stock	$4.42	$6.69
Weighted average grant-date fair value per share	$3.03	$4.66
Employee Stock Purchase Plans
Expected term (years)	1.28	1.13
Expected volatility	81.21%	77.92%
Risk-free interest rate	4.04%	4.69%
Fair value of underlying common stock	$3.82	$6.13
Weighted average grant-date fair value per share	$1.89	$2.89

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development expense	$6,476	$6,709
General and administrative expense	6,922	8,918
Total stock-based compensation expense	$13,398	$15,627

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.
Income Tax

The following table presents domestic and foreign components of income (loss) before income taxes:

	Year Ended December 31,
(in thousands)	2025	2024
U.S.	$(96,467)	$(89,010)
Foreign	841	417
Total loss before income tax	$(95,626)	$(88,593)

The following table presents the provision for income taxes:

	Year Ended December 31,
(in thousands)	2025	2024
Current
Federal	$—	$—
State	6	31
Foreign	225	523
Total current	$231	$554
Deferred
Foreign	$350	$(294)
Total deferred	$350	$(294)
Total income tax expense	$581	$260

The following table presents the required disclosures from the adoption of ASU 2023-09 on a prospective basis and reconciles the U.S. federal statutory income tax amount and rate to the Company’s actual effective amount and rate as follows:

	Year Ended December 31, 2025
($ in thousands)	Amount	Percent
U.S. federal statutory tax	$(20,082)	21.00%
State income taxes, net of federal tax benefit	5	(0.01)
Foreign tax effects
Other	277	(0.29)
Effect of cross-border tax laws
Other	(143)	0.15
Tax credits
Research and development credit	(3,431)	3.59
Orphan drug credit	(6,475)	6.77
Change in valuation allowance	31,806	(33.26)
Nontaxable or nondeductible items
Non-deductible officer's compensation	3,334	(3.48)
Stock-based compensation	(7,862)	8.22
Other	57	(0.06)
Changes in unrecognized tax benefits	3,095	(3.24)
Effective tax	$581	(0.61)%

Income taxes paid for the year ended December 31, 2025 was $0.2 million, consisting primarily of foreign taxes in China.

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the Company’s actual effective rate as follows:

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2024
Tax benefit at U.S. statutory rate	21.00%
State income taxes, net of federal tax benefit	(0.03)
Foreign income taxed at non-U.S. rates	(0.02)
Other permanent items	(0.12)
Deferred tax asset write-off	(3.47)
Stock-based compensation	(2.01)
Research and development credit	2.56
Unrecognized tax benefit	2.43
162(m) limitation	(0.33)
Global intangible low-taxed income	(0.48)
Increase in valuation allowance	(19.86)
Other	0.04
Effective tax rate	(0.29)%

The difference between the provision for income taxes and the income tax determined by applying the statutory federal income tax rate of 21% was primarily due to the change in valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (Act) was signed into law. The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, expensing of domestic research cost, and making modifications to the international tax framework. The Act includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. The Company continues to evaluate the impact of the Act's provisions that will take effect in future years.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Accruals and reserves	$1,565	$1,821
Intangibles	4,053	9,626
Stock-based compensation	3,411	4,783
Net operating loss	62,538	28,004
Research and development and Orphan drug credits	18,061	8,919
Lease liability	193	271
Capitalized research and development	22,500	25,315
Other	103	101
Valuation allowance	(112,244)	(78,220)
Total deferred tax assets	$180	$620
Deferred tax liabilities:
Fixed assets	$(4)	$(12)
Operating lease assets	(176)	(258)
Total deferred tax liabilities	$(180)	$(270)
Net deferred tax assets	$—	$350

As of December 31, 2025, the Company recorded a full valuation allowance against its net deferred tax assets as it believes the deferred tax assets were not realizable on a more likely than not basis. This is based upon the weight of available evidence, including historical operating performance, and that a net loss will be expected to occur in the foreseeable future.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $297.3 million and $3.3 million, respectively. The federal net operating loss has an indefinite carryforward while the state net operating loss will begin to expire in 2041. As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $132.8 million and $3.2 million, respectively.

As of December 31, 2025 and 2024, the Company had federal Research & Development (R&D) credit carryforwards of approximately $12.9 million and $9.5 million, respectively, which will begin to expire in 2039. As of December 31, 2025 and 2024, the Company had California R&D credit carryforwards of approximately $8.7 million and $4.7 million, respectively, which do not expire.

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

As of December 31, 2025, the Company has provided U.S. income taxes on all its foreign earnings. The Company continues to permanently reinvest the cash held offshore to support its working capital needs, as of the end of the year. Any withholding taxes from the foreign jurisdictions in the event of a cash distribution would have been immaterial.

As of December 31, 2025 and 2024, the total amount of unrecognized tax benefits was $9.6 million and $5.5 million, respectively, $0.9 million and $1.0 million of which would affect income tax expense, if recognized, before consideration of any valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Unrecognized tax benefit at beginning of year	$5,542	$7,506
Increases related to prior year tax positions	653	84
Increases related to current year tax positions	3,708	1,490
Decreases related to prior year tax positions	(306)	(3,538)
Unrecognized tax benefit at end of year	$9,597	$5,542

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2025 and 2024, the total amount of gross interest and penalties accrued was $0.8 million and $0.5 million, respectively.

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

In June 2019, the Company paid Vintagence an upfront payment of $0.7 million. In addition, pursuant to the terms of the Vintagence 2019 Assignment Agreement, the Company agreed to pay Vintagence up to CNY 205.0 million in development milestones for the first covered product. The term of the Vintagence 2019 Assignment Agreement will continue in effect on a country-by-country basis until all milestone payments are made. The Company has the right to terminate the agreement in its entirety or on a covered product-by-covered product and country-by-country basis, in its sole discretion by giving 60 days advance written notice to Vintagence. As of December 31, 2025, the Company has paid $4.4 million to Vintagence which includes a milestone payment of $1.5 million in connection with the Company's investigational new drug filing for TERN-501 in December 2020 and a milestone payment of $2.2 million in connection with the initiation of dosing in the Phase 2a DUET trial in July 2022. The Company has not recognized any research and development expense during the years ended December 31, 2025 and 2024 related to this agreement.

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

In November 2021, Hansoh exercised its option and was granted an exclusive, royalty-bearing license, with the right to sublicense to exploit the licensed compound and licensed products in the Field and in the Territory. In connection with Hansoh’s exercise of its option in November 2021, the Company recognized $1.0 million in license fee revenue within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. In addition, Hansoh has agreed to pay the Company up to $67.0 million in pre-specified clinical, regulatory and sales milestones. Hansoh must also pay the Company royalties in the mid-single digits based on net sales of all licensed products. The term of the Hansoh 2020 Option and License Agreement will continue until the end of the last-to-expire royalty term. As of December 31, 2025, no milestones have been met and future payments are all constrained.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2026, the Company entered into an amendment to its existing Hansoh 2020 Option and License Agreement (Amendment). Under the Amendment, Hansoh granted the Company an exclusive, royalty-bearing, sublicensable, perpetual, and worldwide (excluding the Hansoh Territory) license, under certain patents and patent applications that were invented by Hansoh and its affiliate Shanghai Hansoh Biomedical Co., Ltd. during its activities under the Hansoh 2020 Option and License Agreement (Exclusively Licensed Hansoh Patents), to research, develop, manufacture, use, distribute, sell and otherwise exploit therapeutic products containing TERN-701 as the sole active ingredient (701 Products). Under the terms of the Amendment, the Company is obligated to pay Hansoh a one-time upfront license fee of $1.0 million and tiered royalties ranging from 0.75% to 1.25% on annual net sales of 701 Products in countries in the Company’s territory to the extent the sale of 701 Products is covered by a valid claim of an Exclusively Licensed Hansoh Patent, subject to specified reductions. The one-time upfront license fee of $1.0 million was paid in February 2026.

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

Consolidated segment loss, including segment expenses reviewed by the CODM, include the following:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development expenses
External expenses by program:
TERN-701	$25,385	$15,757
TERN-601	20,437	15,486
Other programs	7,208	11,885
Total external expenses	53,030	43,128
Unallocated internal expenses:
Personnel-related expenses	23,881	25,732
Other expenses	978	1,252
Total research and development expenses	77,889	70,112
General and administrative	32,235	31,759
Total operating expenses	110,124	101,871
Loss from operations	(110,124)	(101,871)
Other income:
Interest income	14,591	13,289
Other expense, net	(93)	(11)
Total other income, net	14,498	13,278
Loss before income taxes	(95,626)	(88,593)
Income tax expense	(581)	(260)
Net loss	$(96,207)	$(88,853)

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Subsequent Events

The Company evaluated subsequent events occurring after December 31, 2025 through the date the consolidated financial statements were issued.

Pending Acquisition by Merck Sharp & Dohme LLC

On March 24, 2026, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) by and among the Company, Merck Sharp & Dohme LLC, a New Jersey limited liability company (Parent), and Thailand Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Purchaser).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Parent will cause Purchaser to commence a tender offer (the Offer) to purchase all of the outstanding shares of the Company’s common stock, par value $0.0001 per share (the Shares), at a price of $53.00 per Share (the Offer Price), without any interest thereon and subject to any withholding of taxes.

The obligation of Purchaser to accept for payment, and pay for, any Shares validly tendered (and not validly withdrawn) pursuant to the Offer is subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, among other things, (a) there being validly tendered and not validly withdrawn Shares that represent one more Share than 50% of the total number of Shares then issued and outstanding, as calculated in accordance with the terms of the Merger Agreement, (b) any waiting period (or any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), having expired or been terminated and (c) there not having been issued and remaining in effect any governmental order or law prohibiting or making illegal the Transactions (as defined below).

As soon as practicable following consummation of the Offer, subject to the terms and conditions of the Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, Purchaser will merge with and into the Company (the Merger, which, together with the Offer and the other transactions contemplated by the Merger Agreement, are referred to as the Transactions), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

At the effective time of the Merger (the Effective Time), each Share then issued and outstanding (other than Shares (a) held at the commencement of the Offer and immediately prior to the Effective Time by the Company (or held in the Company’s treasury), Parent, Purchaser or any other direct or indirect wholly owned subsidiary of the Company, Parent or Purchaser or (b) irrevocably accepted for purchase pursuant to the Offer) will be converted into the right to receive the Offer Price (the Merger Consideration), without any interest thereon and subject to any withholding of taxes.

In addition, at the Effective Time, (a) each option to purchase Shares that is outstanding and unexercised immediately prior to the Effective Time, whether or not vested and which has a per share exercise price that is less than the Merger Consideration (each, an In the Money Option), will be cancelled and converted into the right to receive (without interest) a cash payment equal to (i) the excess of (A) the Merger Consideration over (B) the exercise price payable per Share of such In the Money Option, multiplied by (ii) the total number of Shares subject to such In the Money Option, (b) each option to purchase Shares other than an In the Money Option that is outstanding and unexercised as of immediately prior to the Effective Time, whether or not vested, will be cancelled with no consideration payable in respect thereof and (c) each restricted stock unit award covering Shares (each, a Company RSU) that is outstanding as of immediately prior to the Effective Time, whether or not vested, will be cancelled and the holder thereof will be entitled to receive (without interest) a cash payment equal to the product of (i) the Merger Consideration and (ii) the number of Shares subject to such Company RSU.

As of the time at which all Shares tendered (and not validly withdrawn) pursuant to the Offer are accepted by Purchaser for payment (the Offer Acceptance Time), each pre-funded warrant to purchase Shares issued on September 10, 2024 (each, a Company Warrant) that is issued and outstanding as of immediately prior to the Offer Acceptance

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time will be automatically deemed to be exercised in full in a “cashless exercise” (as defined in, and pursuant to the terms of, such Company Warrant) and will be converted into the right to receive cash in an amount equal to the product of (a) the total number of Shares issuable upon such cashless exercise of such Company Warrant as of immediately prior to the Offer Acceptance Time pursuant to the terms thereof and (b) the Offer Price, subject to any withholding of taxes.

Effective as of the Effective Time, the Company will terminate its 2017 Equity Incentive Plan, 2021 Incentive Award Plan and 2022 Employment Inducement Award Plan, each as amended and restated from time to time, and all outstanding grants of equity and equity-based awards.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. From the date of the Merger Agreement until the earlier of the effective time of the Merger and the valid termination of the Merger Agreement, the Company has agreed, subject to certain exceptions, to use commercially reasonable efforts to operate the Company’s and the Company’s subsidiaries’ business and operations in the ordinary course in all material respects and have agreed to certain other operating covenants, as set forth more fully in the Merger Agreement. The Merger Agreement provides the Parent and the Company with certain termination rights and, under certain circumstances, may require the Company to pay the Parent a termination fee of $235 million.

For additional information related to the Merger Agreement, refer to our Current Report on Form 8-K, which was filed with the SEC on March 25, 2026, including Exhibit 2.1 thereto. Please also see Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors—Risks Relating to Pending Transaction with Merck Sharp & Dohme LLC” of this Annual Report on Form 10-K.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025, management, with the supervision and participation of our chief executive officer and the chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and the chief financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our chief executive officer and the chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025 based on those criteria.

TERNS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes during the quarter ended December 31, 2025 to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

The following table describes contracts, instructions or written plans for the sale or purchase of Company securities adopted by our directors and officers during the three months ended December 31, 2025 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”):

Name	Title	Date of Adoption	Nature of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold	Duration
Emil Kuriakose	Chief Medical Officer	December 16, 2025	Sale	Up to 151,527 shares issuable upon exercise of vested stock options(1) plus Up to 18,473 shares acquired through the vesting of restricted stock units	Until February 28, 2027 or such earlier date upon which all transactions are completed or expire without execution

(1) The number of shares subject to stock options covered by this trading arrangement that will be sold will vary based on the extent to which vesting conditions are satisfied and the market price of the Company’s common stock at the time of any potential exercise.

None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.

At-the-Market Sales Agreement

In May 2023, we entered into a Sales Agreement with Cowen and Company, LLC (Cowen) as sales agent, pursuant to which we had the ability to offer and sell, from time to time, through Cowen, shares of our common stock having an aggregate offering price of up to $150.0 million in an at-the-market offering. The shares were offered pursuant to our shelf registration statement on Form S-3 filed with the SEC, which became effective in February 2023. This registration statement expired in February 2026, and effective as of March 30, 2026 we and Cowen mutually agreed to terminate the related Sales Agreement. As a result, we will not sell any shares under this at-the-market offering. There were no sales of our common stock pursuant to the Sales Agreement prior to termination.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this report by reference.

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

(a)(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of March 24, 2026, by and among the Registrant, Merck Sharp & Dohme LLC and Thailand Merger Sub, Inc.	8-K	3/25/2026	2.1

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/10/2023	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.3	Description of Securities.				X

4.4	Form of Pre-Funded Warrant (September 2024).	8-K	9/12/2024	4.1

10.1	Lease, dated March 1, 2019, by and between the Registrant and DWF IV Century Plaza, LLC.	S-1	1/15/2021	10.2

10.2	First Amendment to Office Lease dated July 1, 2024.	8-K	7/3/2024	10.1

10.3(a)#	2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(b)

10.3(c)#	Form of Early Exercise Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(c)

10.3(d)#	Form of International Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(d)

10.4(a)#	2021 Incentive Award Plan.	S-8	2/12/2021	99.2(a)

10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(b)

10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(c)

10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(d)

10.5#	2021 Employee Stock Purchase Plan.	S-8	2/12/2021	99.3

10.6(a)#	2022 Employment Inducement Award Plan.	10-Q	11/9/2022	10.1(a)#

10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan.	10-Q	11/9/2022	10.1(b)#

10.6(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan.	10-Q	11/9/2022	10.1(c)#

10.6(d)#	Amendment No. 1 to 2022 Employment Inducement Award Plan.	10-Q	11/14/2023	10.2#

10.6(e)#	Amendment No. 2 to 2022 Employment Inducement Award Plan.	10-Q	11/12/2024	10.3#

10.6(f)#	Amendment No. 3 to 2022 Employment Inducement Award Plan.				X

10.7#	Second Amended and Restated Non-Employee Director Compensation Program, as amended.				X

10.8	Form of Indemnification Agreement for directors and officers.	S-1/A	2/1/2021	10.11

10.9#	Employment Agreement by and between the Registrant and Amy Burroughs dated February 7, 2024.	10-Q	5/13/2024	10.2#

10.10#	Employment Agreement, dated February 22, 2025, by and between the Registrant and Andrew Gengos.	10-Q	5/8/2025	10.2

10.11#	Employment Agreement by and between the Registrant and Emil Kuriakose dated March 14, 2023.				X

10.12#	Amended and Restated Employment Agreement by and between the Registrant and Mark Vignola.	10-K	3/14/2024	10.10#

10.13#	Transition Agreement between Terns, Inc. and Mark Vignola dated July 23, 2024.	10-Q	11/12/2024	10.2#

10.14#	Consulting Agreement, dated February 1, 2025, by and between the Registrant and Mark Vignola.	10-Q	5/8/2025	10.1#

10.15†	Assignment Agreement, dated as of June 24, 2019, by and among Terns Pharmaceuticals, Inc. and Vintagence Biotechnology Ltd.	S-1	1/15/2021	10.15

10.16†	Exclusive Option and License, dated as of July 27, 2020, by and among Terns Pharmaceuticals, Inc., Terns, Inc., CaspianTern LLC, Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd.	S-1	1/15/2021	10.16

10.17#	Reference is made to Exhibit 97.0.

19.1	Terns Pharmaceuticals, Inc. Insider Trading Policy.	10-K	3/20/2025	19.1

21.1	List of subsidiaries.	S-1	1/15/2021	21.1

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page hereto.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

97.0#	Clawback Policy.	10-Q	11/14/2023	10.3#

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

TERNS PHARMACEUTICALS, INC.

Date: March 30, 2026	By:	/s/ Amy Burroughs
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

Signature	Title	Date

/s/ Amy Burroughs	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2026
Amy Burroughs

/s/ Andrew Gengos	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2026
Andrew Gengos

/s/ David Fellows	Chairman of the Board of Directors	March 30, 2026
David Fellows

/s/ Robert Azelby	Director	March 30, 2026
Robert Azelby

/s/ Jeffrey Kindler	Director	March 30, 2026
Jeffrey Kindler, Esq.

/s/ Jill Quigley	Director	March 30, 2026
Jill Quigley, Esq.

/s/ Radhika Tripuraneni	Director	March 30, 2026
Radhika Tripuraneni, M.D., M.P.H.

/s/ Heather Turner	Director	March 30, 2026
Heather Turner, Esq.