Form 10-K/A
period 2025-12-31
Terns Pharmaceuticals, Inc.
filed 2026-04-27
CIK 1831363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of registrant’s Common Stock outstanding as of April 17, 2026 was 115,521,157.

i

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this Amendment) is filed with respect to our Annual Report on Form 10-K for the year ended December 31, 2025 (the Original Filing), filed with the Securities and Exchange Commission (the SEC) on March 30, 2026. We are filing this Amendment for the purpose of (i) including the information required by Part III of Form 10-K, which information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated by reference from a registrant’s definitive proxy statement if it is filed with the SEC no later than 120 days after the fiscal year end and (ii) updating certain of our exhibits that were filed in the Original Filing.

We do not intend to file a definitive proxy statement for our 2026 annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2025. Accordingly, this Amendment is being filed, in part, to provide the information required by Items 10 through 14 of Part III of the Original Filing and delete the reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act; accordingly, Item 15 of Part IV of the Original Filing has also been amended to reflect the filing of these new exhibits. Because no financial statements are being filed in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are also not filing new certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 or a new consent of our independent registered public accounting firm.

This Amendment speaks as of the date of the Original Filing and, except as described above, this Amendment makes no changes to the Original Filing. This Amendment does not amend, update or change the financial statements or any other information presented in the Original Filing and does not otherwise reflect events occurring after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

Unless indicated otherwise, throughout this Amendment, references to the “Company,” “Terns,” “we,” “us,” and “our” refer to Terns Pharmaceuticals, Inc. and its consolidated subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth the name, age and position/office of each of our directors as of April 17, 2026. There are no family relationships among any of our directors:

Name	Age	Position/Office Held With the Company	Director Since
Amy Burroughs, M.B.A.	56	Chief Executive Officer and Director	2024
David Fellows(1)(2)	69	Chairman of the Board	2020
Robert Azelby(1)	58	Director	2025
Jeffrey Kindler, J.D.(1)	70	Director	2020
Jill Quigley, J.D.(2)(3)	51	Director	2020
Radhika Tripuraneni, M.D., M.P.H.(3)(4)	46	Director	2022
Heather Turner, J.D.(3)	53	Director	2024

(1)
Member of the compensation committee.
(2)
Member of the nominating and corporate governance committee.
(3)
Member of the audit committee.
(4)
Member of the research and development committee.

Amy Burroughs, M.B.A. has served as a member of our board of directors and as our Chief Executive Officer since February 2024. Ms. Burroughs previously served as the Chief Executive Officer and President of Cleave Therapeutics, Inc., a privately held biotechnology company, from April 2019 to September 2023, where she has also been a director since April 2019. In October 2023, she became the Consulting CEO for Cleave Therapeutics, Inc. From December 2017 to March 2019, Ms. Burroughs served as an Entrepreneur in Residence at 5AM Ventures, a venture capital firm, and, in parallel, as senior advisor to one of its portfolio companies, Crinetics Pharmaceuticals, Inc., during its initial public offering. Ms. Burroughs has served on the board of directors of Tenaya Therapeutics, Inc., a publicly traded biotechnology company, since December 2022, and previously served on the board of directors of DiaMedica Therapeutics, Inc. Ms. Burroughs earned a B.A. in computer science and a minor in economics from Dartmouth College, and an M.B.A. from Harvard Business School. We believe that Ms. Burroughs is qualified to serve on our board of directors due to her extensive experience as an executive and director of companies in the biotechnology industry.

David Fellows has served as a member of our board of directors since December 2020 and as chairman of our board of directors since February 2021. Mr. Fellows has served as the chairman of the board of directors of Beacon Therapeutics Holdings Limited (formerly Applied Genetic Technologies Corporation), a private biopharmaceutical company, since January 2025, and also served as the Chief Executive Officer from November 2022 to August 2024. Previously, Mr. Fellows served as the Chief Executive Officer and a board member of Nightstar Therapeutics plc, a publicly-traded biotechnology company, from January 2015 to March 2019. Before that, he served as the Vice President of Vision Care at Johnson & Johnson, from September 2005 to December 2014. Mr. Fellows serves on the boards of directors of Beacon Therapeutics Holdings Limited and Jaguar Gene Therapy, LLC and served on the boards of directors of Oxular Limited and Gyroscope Therapeutics Holdings plc. Mr. Fellows has also served on the board of the non-profit Glaucoma Foundation since May 2006. Mr. Fellows received his undergraduate degree in Psychology from Butler University. We believe Mr. Fellows is qualified to serve on our board of directors due to his extensive experience as an executive of companies in the biopharmaceutical industry.

Robert Azelby has served as a member of our board of directors since February 2025. From October 2020 to February 2023, Mr. Azelby served as President and Chief Executive Officer of Eliem Therapeutics, Inc., a publicly-traded biopharmaceutical company. Prior to that, Mr. Azelby served as the Chief Executive Officer of Alder BioPharmaceuticals, Inc. from June 2018 until its acquisition by H. Lundbeck A/S in 2019. From November 2015 to May 2018, Mr. Azelby served as Executive Vice President, Chief Commercial Officer of Juno Therapeutics, Inc. Prior to that, Mr. Azelby served in various positions at Amgen Inc., including Vice President and General Manager, Oncology, Vice President, Amgen Oncology Sales, Vice President, Commercial Effectiveness Unit and General Manager of Amgen Netherlands. Mr. Azelby currently serves on the board of directors of ADC Therapeutics SA, Autolus Therapeutics plc and Cardinal Health, Inc. He previously served on the board of directors of Eliem Therapeutics, Inc., Alder BioPharmaceuticals, Inc., Chinook Therapeutics, Inc., Clovis Oncology, Inc., Cascadian Therapeutics, Inc. and Immunomedics, Inc. Mr. Azelby holds a B.A. in Economics and Religious Studies from the University of Virginia and an M.B.A. from Harvard Business School. We believe Mr. Azelby is qualified to serve on our board of directors due to his extensive experience as an executive and director of companies in the biopharmaceutical industry.

Jeffrey Kindler, J.D. has served as a member of our board of directors since December 2020. Mr. Kindler has served as Chief Executive Officer of Centrexion Corporation, a private biopharmaceutical company, since October 2013, and as Founding Partner of Pioneering Collective, a leadership accelerator for healthcare C-Suite executives, since January 2024. From June 2020 to September 2025, Mr. Kindler served as Senior Advisor to Blackstone Inc., an investment firm. From January 2020 until February 2024, Mr. Kindler was a Venture Partner at Artis Ventures, a venture investment firm. From October 2013 until December 2022, Mr. Kindler was the global chairperson of the GLG Institute, a life sciences and healthcare advisory subsidiary of GLC. Additionally, from July 2012 until April 2020, Mr. Kindler was a Venture Partner for Lux Capital, a venture capital firm. Previously, Mr. Kindler served as General Counsel and then Chairman and Chief Executive Officer at Pfizer Inc., Executive Vice President and General Counsel at McDonald’s Corporation and Vice President of Litigation and Legal Policy at General Electric Company. Mr. Kindler is a member of the board of directors of Praxis Precision Medicines, Inc., Perrigo Company plc, Precigen, Inc., Lupin, and several other privately held companies. Mr. Kindler previously served on the board of vTv Therapeutics Inc., a publicly-traded biotechnology company, from July 2015 to December 2020, PPD, Inc. from March 2012 until its acquisition by Thermo Fisher Scientific Inc. in December 2021, and SIGA Technologies, Inc., a publicly-traded pharmaceutical company, from March 2013 to June 2020. Mr. Kindler received his undergraduate degree from Tufts University and J.D. from Harvard University. We believe Mr. Kindler is qualified to serve on our board of directors due to his extensive experience as an executive and director of companies in the biopharmaceutical industry.

Jill Quigley, J.D. has served as a member of our board of directors since December 2020. From November 2023 to February 2024, she also served as our Senior Advisor and Strategy Officer on an interim basis. Ms. Quigley has served as Executive in Residence at J.P. Morgan Private Capital, a venture capital and growth equity investment team within J.P. Morgan Asset Management, an investment firm, since November 2025. Previously, Ms. Quigley served as Chief Executive Officer of Genuiti Therapeutics, Inc., a private biotechnology company from September 2023 to June 2025. From November 2018 to December 2021, Ms. Quigley served as the Chief Operating Officer of Passage Bio, Inc., a publicly-traded biopharmaceutical company. Previously, she served as the Interim Chief Executive Officer and General Counsel of Nutrinia, Inc., from January 2016 to November 2018. From July 2012 to January 2016, Ms. Quigley served in various roles at Shire plc, most recently as Senior Legal Counsel. Ms. Quigley serves on the board of directors of Chemomab Therapeutics Ltd., a publicly-traded biotechnology company. Ms. Quigley received her undergraduate degree in Communications, Legal Institutions, Economics & Governance from American University and J.D. from Rutgers School of Law. We believe Ms. Quigley is qualified to serve on our board of directors due to her extensive experience as an executive and director of companies in the biopharmaceutical industry.

Radhika Tripuraneni, M.D., M.P.H., has served as a member of our board of directors since July 2022. Dr. Tripuraneni has served as Chief Medical Officer to Viridian Therapeutics, Inc., a publicly-traded biopharmaceutical company, since February 2025, and as the Founder and Chief Executive Officer of BioConsulting LLC, a consulting firm, since October 2022. Previously, Dr. Tripuraneni held increasing roles of responsibility at Prothena Corporation plc, or Prothena, a publicly-traded biotechnology company, most recently serving as Prothena’s Chief Development Officer from December 2018 until September 2022. Prior to joining Prothena, Dr. Tripuraneni was Vice President, Medical Affairs and Chief of Staff to the Chief Medical Officer of MyoKardia, Inc. She was Vice President, Medical Affairs at Synageva BioPharma Corp., or Synageva, and then Alexion Pharmaceuticals, Inc., which acquired Synageva. Earlier in her career, Dr. Tripuraneni held various medical director and business development positions at Gilead Sciences, Inc. and Genzyme Corporation, and worked at Summer Street Research Partners, a healthcare equity research firm. Dr. Tripuraneni earned her Bachelor’s degrees in business administration and liberal arts and her M.D. from the University of Missouri, and her Master’s in Public Health from Harvard University. She did her clinical training in general surgery at Harvard - Beth Israel Deaconess Medical Center. We believe Dr. Tripuraneni is qualified to serve on our board of directors due to her extensive experience as an executive of companies in the biopharmaceutical industry.

Heather Turner, J.D. has served as a member of our board of directors since November 2024. Ms. Turner has served as Chief Executive Officer of LB Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company since November 2024. From January 2023 to June 2024, Ms. Turner served as Chief Executive Officer of Carmot Therapeutics Inc., a privately-held biotechnology company, and from September 2022 to January 2023 served as its Chief Operating Officer. From December 2019 to May 2022, she was Chief General Counsel at Lyell Immunopharma, Inc., a publicly-traded biopharmaceutical company, and from April 2019 to December 2019 served as its General Counsel. Prior to that, Ms. Turner held General Counsel and leadership roles at Sangamo Therapeutics, Inc., Atara Biotherapeutics, Inc., Orexigen Therapeutics, Inc. and Conor Medsystems Inc. Ms. Turner began her career as an attorney in the Business Department of Cooley LLP. Ms. Turner serves on the boards of directors of LB Pharmaceuticals, Inc. and Avalyn Pharma, Inc. She earned her J.D. at the University of California, Los Angeles, School of Law and her B.A. in Environmental Studies at the University of California, Santa Barbara. We believe Ms. Turner is qualified to serve on our board of directors due to her extensive experience as an executive and director of companies in the biopharmaceutical industry.

Executive Officers

The following table sets forth the name, age and position of our executive officers as of April 17, 2026. There are no family relationships among any of our executive officers:

Name	Age	Position(s)
Amy Burroughs, M.B.A.	56	Chief Executive Officer and Director
Andrew Gengos, M.B.A.	61	Chief Financial Officer and Treasurer
Emil Kuriakose, M.D.	46	Chief Medical Officer

Amy Burroughs, M.B.A. has served as a member of our board of directors and as our Chief Executive Officer since February 2024. Ms. Burroughs’ biographical information is set forth within the Directors section above.

Andrew Gengos, M.B.A. has served as our Chief Financial Officer since February 2025. Mr. Gengos previously served as the Chief Financial Officer of Athira Pharma, Inc., a publicly-traded biopharmaceutical company, from May 2023 to October 2024. From February 2020 to February 2023, Mr. Gengos served as the Chief Business Officer at Cyteir Therapeutics, Inc., a former publicly-traded biopharmaceutical company, where he led the finance team that took the company public. In addition, Mr. Gengos held Chief Executive Officer roles at ImmunoCellular Therapeutics, Ltd. and Neuraltus Pharmaceuticals, Inc., where he provided strategic and financial leadership across multiple therapeutic areas, including oncology and neurodegenerative disease. Earlier, Mr. Gengos was Vice President of Strategy and Corporate Development at Amgen Inc. for eight years. Mr. Gengos started his career at Morgan Stanley before moving on to McKinsey & Co., where he advanced from associate to senior engagement manager. Mr. Gengos holds an M.B.A. from the UCLA Anderson School of Management and a B.S. in Chemical Engineering from the Massachusetts Institute of Technology.

Emil Kuriakose, M.D. has served as our Chief Medical Officer, Oncology since May 2023 and our Chief Medical Officer since March 2024. Previously, he served as Chief Medical Officer at Calithera Biosciences, Inc., a publicly-traded oncology biopharmaceutical company, from November 2021 to March 2023. Prior to becoming the Chief Medical Officer, Dr. Kuriakose also served as Vice President and Head of Clinical Development at Calithera Biosciences, Inc. from January 2020 to November 2021, and Sr. Director Clinical Development from January 2019 to January 2020. Previously, Dr. Kuriakose served as Global Clinical Program Lead at Novartis Institutes for BioMedical Research, a global pharmaceutical research organization, and Medical Director at Novartis Oncology. Dr. Kuriakose served as a hematology/oncology Fellow at Weill Cornell Medical College and as a research fellow at Memorial Sloan Kettering Cancer Center. He completed his Residency at UT Southwestern Medical Center, where he also served as an attending physician. Dr. Kuriakose earned an M.D. from SUNY Stony Brook University School of Medicine and a B.S. in Neuroscience from New York University.

Composition of the Board of Directors

Our board of directors is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a staggered, three-year term. Unless the board of directors determines that vacancies (including vacancies created by increases in the number of directors) shall be filled by the stockholders, and except as otherwise provided by law, vacancies on the board of directors may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the board of directors to fill a vacancy (including a vacancy created by an increase in the number of directors) shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director’s successor is elected and qualified.

The board of directors currently consists of seven seated directors, divided into the three following classes:

•
Class I directors: Robert Azelby and Heather Turner, whose current terms will expire at the annual meeting of stockholders to be held in 2028;
•
Class II directors: David Fellows, Jill Quigley and Radhika Tripuraneni, whose current terms will expire at the annual meeting of stockholders to be held in 2026; and
•
Class III directors: Jeffrey Kindler and Amy Burroughs, whose current terms will expire at the annual meeting of stockholders to be held in 2027.

At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third subsequent annual meeting of stockholders.

Committees of the Board of Directors

Our board of directors has an established audit committee, compensation committee, nominating and corporate governance committee and research and development committee, each of which operates pursuant to a charter adopted by our board of directors. We have posted a current copy of the charter for each of the audit committee, compensation committee, nominating and corporate governance committee and research and development committee on our website at https://ir.ternspharma.com/corporate-governance.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process.

Our audit committee consists of Jill Quigley, Radhika Tripuraneni and Heather Turner. Our board of directors has determined that all members are independent under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Ms. Quigley. Our board of directors has determined that Ms. Quigley is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K. Our board of directors has also determined that each member of our audit committee can read and understand fundamental consolidated financial statements, in accordance with applicable requirements.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The full text of our code of business conduct and ethics is available on our website at http://www.ternspharma.com under “Investors & Media - Corporate Governance.” Any substantive amendment to, or waiver of, a provision of the code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, will be disclosed on our website.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers, employees and other covered persons. We believe the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to the Original Filing. We do not engage in transactions in our securities while in possession of material nonpublic information concerning the Company or our securities.

Item 11. Executive Compensation.

Executive Compensation

This section discusses the material components of the executive compensation program for our 2025 named executive officers. Our named executive officers for fiscal year 2025 were:

•
Amy Burroughs, M.B.A., our Chief Executive Officer;
•
Andrew Gengos, M.B.A., our Chief Financial Officer; and
•
Emil Kuriakose, M.D., our Chief Medical Officer.

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

2025 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Amy Burroughs, M.B.A.	2025	645,000	—	—	3,416,541	514,388(4)	14,000	4,589,929
Chief Executive Officer and Director	2024	563,701	—	807,750(5)	6,476,968	375,000(6)	28,800(7)	8,252,219
Andrew Gengos, M.B.A.	2025	434,807	8,691(4)	—	1,912,202	252,038(4)	14,000	2,621,738
Chief Financial Officer and Treasurer		—	—	—	—	—	—	—
Emil Kuriakose, M.D.	2025	510,000	—	—	1,541,416	295,800(4)	14,000	2,361,216
Chief Medical Officer		—	—	—	—	—	—	—

(1)
Except as otherwise indicated, amounts reflect the full grant date fair value of restricted stock units (RSUs) awarded to each named executive officer, computed in accordance with ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the named executive officers. The value as of the grant date for the RSU awards is calculated based on the number of shares granted and the grant date market price. See Note 5 of the consolidated financial statements included in the Original Filing for the assumptions used in calculating these amounts.
(2)
Amounts reflect the full grant date fair value of option awards granted for the respective fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. See Note 5 of the consolidated financial statements included in the Original Filing for the assumptions used in calculating these amounts.
(3)
Except as otherwise indicated, the amounts reported in this column represent 401(k) matching contributions of up to $14,000 and $13,800 for the years ended December 31, 2025 and December 31, 2024, respectively. In addition, the amounts include other de minimis perquisites.
(4)
The non-equity incentive plan compensation for 2025 was determined based on a 145% corporate achievement level. The amounts denoted in the bonus column represent bonus payments made to the respective named executive officer above the 145% corporate achievement level.
(5)
Amount reflects the full grant date fair value of RSUs with market conditions awarded to Ms. Burroughs. This amount does not represent the actual amount paid to or realized by Ms. Burroughs. The value as of the grant date for these RSUs with market conditions is calculated based on the number of shares granted and the grant date market price, in accordance with ASC Topic 718. For RSUs with market conditions, amounts reflect the target number of shares subject to the RSU award, assuming all market conditions are met. The shares subject to this RSU award vest in equal installments upon the achievement of escalating stock price thresholds of $15.00 and $20.00, respectively, calculated based on the average price per share of the Company’s common stock for a period of 30 consecutive trading days equaling or exceeding the applicable price threshold, with vesting occurring as of the last day of the 30 consecutive trading day period. The escalating stock price thresholds can be met any time after the first anniversary of employment but prior to the fourth anniversary of the date of grant. See Note 5 of the consolidated financial statements included in the Original Filing for the assumptions used in calculating these amounts.
(6)
The non-equity incentive plan compensation for 2024 for Ms. Burroughs was determined based on a 120% achievement level.
(7)
Includes reimbursement for legal fees incurred with negotiating Ms. Burroughs employment agreement of $15,000.

Narrative to the Summary Compensation Table

2025 Annual Base Salaries

Our named executive officers each receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. During fiscal year 2025, our named executive officers’ annual base salaries were as follows:

•
Ms. Burroughs: $645,000;
•
Mr. Gengos: $510,000; and
•
Dr. Kuriakose: $510,000.

Effective as of January 1, 2026, the annual base salaries for Ms. Burroughs, Mr. Gengos and Dr. Kuriakose are $680,000, $530,000 and $530,000, respectively.

2025 Annual Performance Bonuses

We maintain an annual performance-based cash bonus program in which each of our named executive officers participated in 2025. Each named executive officer’s target bonus is expressed as a percentage of base salary, and bonus payments are determined based on achievement of certain performance goals approved by our board of directors. The 2025 annual bonus for Ms. Burroughs was targeted at 55% of her annual base salary, the 2025 annual bonus for Mr. Gengos was targeted at 40% of his annual base salary, and the 2025 annual bonus for Dr. Kuriakose was targeted at 40% of his annual base salary. In January 2026, our board of directors determined annual performance-based cash bonus amounts for 2025, and the 2025 annual bonuses earned by our named executive officers are set forth in the Summary Compensation Table above in the column entitled “Non-Equity Incentive Plan Compensation”. For fiscal 2026, the target bonuses for our named executive officers are as follows: Ms. Burroughs: 60%, Mr. Gengos: 40%, and Dr. Kuriakose: 40%.

Equity Compensation

We have granted stock options to our employees, including our named executive officers, in order to attract and retain them, as well as to align their interests with the interests of our stockholders. In order to provide a long-term incentive, these stock options generally vest over four years subject to continued service to us.

Our 2021 Incentive Award Plan (the 2021 Plan) allows us to make grants of cash and equity incentives to our directors, employees (including our named executive officers) and consultants and certain of our affiliates in order to enable us to obtain and retain services of these individuals, which is essential to our long-term success.

Our 2022 Inducement Award Plan, as amended (the 2022 Inducement Plan) allows us to grant nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards to newly hired employees, including officers.

On January 30, 2025, Ms. Burroughs and Dr. Kuriakose were granted options to purchase 1,075,000 and 485,000 shares of our common stock, respectively, under the 2021 Plan. The options granted on January 30, 2025 vest as to 25% of the shares on January 1, 2026, and in monthly installments over 36 months thereafter, generally subject to the named executive officer’s continued service through the applicable vesting date.

On February 24, 2025, Mr. Gengos was granted an option to purchase 750,000 shares of our common stock under the 2022 Inducement Plan. The option granted on February 24, 2025 vests as to 25% of the shares on February 24, 2026, and in monthly installments over 36 months thereafter, generally subject to the named executive officer’s continued service through the applicable vesting date.

On January 14, 2026, Ms. Burroughs, Mr. Gengos and Dr. Kuriakose were granted options to purchase 300,000, 137,500, and 112,500 shares of our common stock, respectively, under the 2021 Plan. The options granted on January 14, 2026 vest as to 25% of the shares on January 1, 2027, and in monthly installments over 36 months thereafter, generally subject to the named executive officer’s continued service through the applicable vesting date.

On January 14, 2026, Ms. Burroughs, Mr. Gengos and Dr. Kuriakose were awarded RSUs of 150,000, 68,750, and 56,250 for shares of our common stock, respectively, under the 2021 Plan. The RSUs awarded on January 14, 2026 vest as to 25% of the shares on January 1, 2027, and in quarterly installments over 36 months thereafter, generally subject to the named executive officer’s continued service through the applicable vesting date.

Other Elements of Compensation

Retirement Savings and Health and Welfare Benefits

Our employees, including our named executive officers, who satisfy certain eligibility requirements are eligible to participate in our 401(k) plan. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. In 2025, for each participant, we made matching contributions to the 401(k) plan equal to 100% of the first 4% of eligible contribution, up to $14,000. In 2024, for each participant, we made matching contributions to the 401(k) plan equal to 100% of the first 4% of eligible contribution, up to $13,800. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans. These health and welfare plans include medical, dental and vision benefits; short-term and long-term disability insurance; and supplemental life and accidental death and dismemberment insurance.

Perquisites and Other Personal Benefits

We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer. However, in 2025 and 2024, we did not provide any perquisites or personal benefits to our named executive officers not otherwise made available to our other employees.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity awards for each named executive officer as of December 31, 2025.

			Option Awards				Stock Awards
Name	Grant Date	Vesting Commencement Date(1)(2)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)(3)	Market value of shares of units of stock that have not vested ($)(4)
Amy Burroughs, M.B.A.	3/1/2024	3/1/2024	546,875	703,125	7.31	2/28/2034	150,000(5)	6,060,000
	1/30/2025	1/1/2025	—	1,075,000	4.64	1/29/2035	—	—
Andrew Gengos, M.B.A.	2/24/2025	2/24/2025	—	750,000	3.73	2/23/2035	—	—
Emil Kuriakose, M.D.	5/1/2023	5/1/2023	180,833	99,167	12.93	4/30/2033	—	—
	1/23/2024	1/1/2024	56,302	61,198	5.46	1/22/2034	33,047	1,335,099
	12/12/2024	12/12/2024	30,000	90,000	6.59	12/11/2034	—	—
	1/30/2025	1/1/2025	—	485,000	4.64	1/29/2035	—	—

(1)
Except as otherwise indicated, 1/4th of the shares subject to each option vest on the 12-month anniversary of the vesting commencement date and 1/48th of the shares subject to the option vest on each monthly anniversary of the vesting commencement date for three years thereafter, subject to continued service with us through each vesting date.
(2)
Pursuant to the terms of the named executive officer’s amended employment letter agreement, the shares subject to the option will vest in full in the event of a termination of the executive’s employment by us without “cause” or the executive’s resignation for “good reason” (each such term as defined in the named executive officer’s employment letter agreement), in each case, that occurs after entering into a definitive agreement providing for a change in control and within three months prior to or 12 months following a change in control of our company.
(3)
Except as otherwise indicated, 1/4th of the shares subject to each RSU award vest on the 12-month anniversary of the vesting commencement date and 1/16th of the shares subject to the option vest on each quarterly anniversary of the vesting commencement date for three years thereafter, subject to continued service with us through each vesting date.
(4)
Amounts in this column are calculated by multiplying the number of shares shown as unvested in the prior column by $40.40, the closing price of our common stock on December 31, 2025, as reported on the Nasdaq Global Select Market.
(5)
The shares subject to this RSU award with market conditions vest in equal installments upon the achievement of escalating stock price thresholds of $15.00 and $20.00, respectively, calculated based on the average price per share of our common stock for a period of 30 consecutive trading days equaling or exceeding the applicable price threshold, with vesting occurring as of the last day of the 30 consecutive trading day period. The escalating stock price thresholds can be met any time after the first anniversary of employment but prior to the fourth anniversary of the date of grant. As of December 31, 2025, the performance criteria for the specified milestones were determined to have been achieved by the Company's compensation committee as to 100% of the underlying shares. The 150,000 RSUs with market conditions have vested, and the delivery and release of the underlying shares occurred in January 2026.

Policies and Practices Related to the Grant of Certain Equity Awards

We grant equity awards, including stock options and restricted stock units, to our employees and directors on an annual basis. We may also grant equity awards to individuals upon hire or promotion or for retention purposes. During the last fiscal year, neither the board nor the compensation committee took material nonpublic information into account when determining the timing or terms of equity awards, nor did the Company time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Executive Compensation Arrangements

Employment Letter Agreements

Ms. Burroughs Employment Letter Agreement

On February 6, 2024, we entered into an employment agreement with Amy Burroughs (the Burroughs Agreement) pursuant to which Ms. Burroughs serves as our Chief Executive Officer.

Pursuant to the Burroughs Agreement, Ms. Burroughs is entitled to receive an initial annualized base salary of $625,000, and is eligible to receive an annual cash bonus targeted at 50% of her annual base salary then in effect, with the actual amount of such bonus, if any, to be based upon the achievement of performance objectives established by the board. For 2025 and 2026, the base salary and target bonus percentage for Ms. Burroughs were increased as described above. For calendar year 2024, any annual bonus paid to Ms. Burroughs was to be determined based on achievement of performance goals to be determined by the compensation committee of the board, after consultation with Ms. Burroughs, within the first three months of her employment and was not prorated for the partial year of service. Ms. Burroughs is also eligible to participate in our employee benefit plans, subject to the terms and conditions of such plans. In addition, we agreed to pay legal fees for Ms. Burroughs incurred in connection with negotiation of the Burroughs Agreement up to an amount of $15,000.

In accordance with the Burroughs Agreement, the board also approved the grant to Ms. Burroughs, effective as of March 1, 2024 (the Burroughs Grant Date), of a stock option to purchase 1,250,000 shares of our common stock at an exercise price per share equal to the closing price per share of the common stock on The Nasdaq Global Select Market on the Burroughs Grant Date and of a restricted stock unit award representing the right to receive 150,000 shares of our common stock. The option award has a ten-year term and vests over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the Burroughs Grant Date and the remaining 75% of the shares underlying the award vesting monthly over the subsequent three-year period, subject to Ms. Burroughs’ continued employment by us. The restricted stock unit award vests as to 50% of the shares underlying the award if the average closing price of our common stock over 30 consecutive trading days equals or exceeds $15.00 per share and as to the remaining 50% of the shares underlying the award if the average closing price of our common stock over 30 consecutive trading days equals or exceeds $20.00 per share, subject to Ms. Burroughs’ continued employment by us; provided that vesting shall not be deemed to occur earlier than the first anniversary of her employment start date, except in the case of an Involuntary Termination (as defined below) or a Change in Control of our company (as defined in the Burroughs Agreement), and that vesting must be achieved on or before the fourth anniversary of her employment start date. The Compensation Committee certified the achievement in full of the performance criteria for the restricted stock unit award in December 2025, and all of the shares subject to such award were delivered and released in January 2026. Each of the option award and the restricted stock unit award is subject to the terms and conditions of the applicable award agreement and was granted pursuant to the Terns 2022 Employment Inducement Award Plan.

In the event of an Involuntary Termination, Ms. Burroughs is entitled to receive the following benefits, in addition to any accrued obligations and subject to her timely execution and non-revocation of a general release of claims in our favor: (i) continuation of her then-current annual base salary for a period of 12 months, (ii) a pro-rated portion of her annual performance bonus at 100% of target, payable in a lump sum and (iii) continuation of her then-effective group medical, vision and dental coverage at Terns’ cost (or equivalent taxable installment payments from Terns) for a period of up to 12 months.

Additionally, in the event of an Involuntary Termination within three months prior to or 12 months following a Change in Control (as defined in the Burroughs Agreement), she is entitled to receive the following benefits, in addition to any accrued obligations and subject to her timely execution and non-revocation of a general release of claims in our favor: (i) a lump sum cash payment equal to 18 months of her then-current annual base salary, (ii) one and one half times her annual performance bonus at 100% of target, payable in a lump sum, (iii) full vesting acceleration of all her then-outstanding equity awards and (iv) continuation of her then-effective group medical, vision and dental coverage at Terns’ cost (or equivalent taxable installment payments from Terns) for a period of up to 18 months.

The Burroughs Agreement defines an “Involuntary Termination” as a separation resulting from a termination without “cause” or a voluntary resignation by Ms. Burroughs for “good reason”.

The Burroughs Agreement generally defines “cause” to mean the occurrence of any one or more of the following, subject to certain notice and cure rights: (i) the commission of any crime involving fraud, dishonesty or moral turpitude, (ii) the attempted commission of or participation in a fraud or act of dishonesty against us that results in (or might have reasonably resulted in) material harm to our business; (iii) the intentional, material violation of any contract or agreement between her and us or any statutory duty owed to us, or (iv) conduct that constitutes gross insubordination, or habitual neglect of duties and that results in (or might have reasonably resulted in) material harm to our business.

The Burroughs Agreement generally defines “good reason” to mean the occurrence of any one or more of the following, without her consent and subject to certain notice and cure rights: (i) a material diminution in her duties, authorities or responsibilities; (ii) a reduction of greater than 10% in her annual base salary (as in effect on the effective date of the Change in Control transaction, if applicable); provided, however, that good reason shall not be deemed to have occurred in the event of a reduction in her annual base salary that is pursuant to a salary reduction program affecting all of our C-level officers and that does not adversely affect her to a greater extent than our other C-level officers; or (iii) a relocation of her primary business office to a location more than 30 miles from the location of her then-primary business office.

Mr. Gengos Employment Letter Agreement

On February 21, 2025, we entered into an employment agreement with Andrew Gengos (the Gengos Agreement) pursuant to which Mr. Gengos serves as our Chief Financial Officer. Mr. Gengos is entitled to receive a starting annualized base salary of $510,000, and is eligible to receive an annual cash bonus targeted at 40% of his annual base salary then in effect, with the actual amount of such bonus, if any, to be based upon the achievement of performance objectives established by the board. For 2026, the base salary for Mr. Gengos was increased as described above. Mr. Gengos is also eligible to participate in our employee benefit plans, subject to the terms and conditions of such plans.

In accordance with the Gengos Agreement, the board also approved the grant to Mr. Gengos, effective as of February 24, 2025 (the Gengos Grant Date), of a stock option to purchase 750,000 shares of our common stock at an exercise price per share equal to the closing price per share of the common stock on The Nasdaq Global Select Market on the Gengos Grant Date. The option award has a ten-year term and vests over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the Gengos Grant Date and the remaining 75% of the shares underlying the award vesting monthly over the subsequent three-year period, subject to Mr. Gengos’ continued employment by us. Each of the stock options awarded is subject to the terms and conditions of the applicable award agreement and was granted pursuant to the Terns 2022 Employment Inducement Award Plan.

In the event of an Involuntary Termination (as defined below), Mr. Gengos is entitled to receive the following benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in our favor: (i) continuation of his then-current annual base salary for a period of 12 months, (ii) a pro-rated portion of his annual performance bonus at 100% of target, payable in a lump sum and (iii) continuation of his then-effective group medical, vision and dental coverage at Terns’ cost (or equivalent taxable installment payments from Terns) for a period of up to 12 months.

Additionally, in the event of an Involuntary Termination within three months prior to or 12 months following a Change in Control (as defined in the Gengos Agreement), he is entitled to receive the following benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in our favor: (i) a lump sum cash payment equal to 12 months of his then-current annual base salary, (ii) his annual performance bonus at 100% of target, payable in a lump sum, (iii) full vesting acceleration of all his then-outstanding equity awards and (iv) continuation of his then-effective group medical, vision and dental coverage at Terns’ cost (or equivalent taxable installment payments from Terns) for a period of up to 12 months.

The Gengos Agreement defines an “Involuntary Termination” as a separation resulting from a termination without “cause” or a voluntary resignation by Mr. Gengos for “good reason”.

The Gengos Agreement generally defines “cause” to mean the occurrence of any one or more of the following, subject to certain notice and cure rights: (i) the commission of any crime involving fraud, dishonesty or moral turpitude, (ii) the attempted commission of or participation in a fraud or act of dishonesty against us that results in (or might have reasonably resulted in) material harm to our business; (iii) the intentional, material violation of any contract or agreement between him and us or any statutory duty owed to us, or (iv) conduct that constitutes gross insubordination, or habitual neglect of duties and that results in (or might have reasonably resulted in) material harm to our business.

The Gengos Agreement generally defines “good reason” to mean the occurrence of any one or more of the following, without his consent and subject to certain notice and cure rights: (i) a material diminution in his duties, authorities or responsibilities; (ii) a reduction of greater than 10% in his annual base salary (as in effect on the effective date of the Change in Control transaction, if applicable); provided, however, that good reason shall not be deemed to have occurred in the event of a reduction in his annual base salary that is pursuant to a salary reduction program affecting all of our C-level officers and that does not adversely affect him to a greater extent than our other C-level officers; or (iii) a relocation of his primary business office to a location more than 30 miles from the location of his then-primary business office.

Dr. Kuriakose Employment Letter Agreement

On March 14, 2023, we entered into an employment agreement with Emil Kuriakose (the Kuriakose Agreement) pursuant to which Dr. Kuriakose serves as our Chief Medical Officer. Pursuant to the Kuriakose Agreement, Dr. Kuriakose is entitled to receive an initial annualized base salary of $440,000, and is eligible to receive an annual cash bonus targeted at 40% of his annual base salary then in effect, with the actual amount of such bonus, if any, to be based upon the achievement of performance objectives established by the board. For 2025 and 2026, the base salary for Dr. Kuriakose was increased as described above. Dr. Kuriakose is also eligible to participate in our employee benefit plans, subject to the terms and conditions of such plans.

In accordance with the Kuriakose Agreement, the board also approved the grant to Dr. Kuriakose, effective as of May 1, 2023 (the Kuriakose Grant Date), of a stock option to purchase 280,000 shares of our common stock at an exercise price per share equal to the closing price per share of the common stock on The Nasdaq Global Select Market on the Kuriakose Grant Date. The option award has a ten-year term and vests over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the Kuriakose Grant Date and the remaining 75% of the shares underlying the award vesting monthly over the subsequent three-year period, subject to Dr. Kuriakose’s continued employment by us. Each of the stock options awarded is subject to the terms and conditions of the applicable award agreement and was granted pursuant to the Terns 2022 Employment Inducement Award Plan.

In the event of an Involuntary Termination (as defined below), Dr. Kuriakose is entitled to receive the following benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in our favor: (i) continuation of his then-current annual base salary for a period of 12 months, (ii) a pro-rated portion of his annual performance bonus at 100% of target, payable in a lump sum and (iii) continuation of his then-effective group medical, vision and dental coverage at Terns’ cost (or equivalent taxable installment payments from Terns) for a period of up to 12 months.

Additionally, in the event of an Involuntary Termination within three months prior to or 12 months following a Change in Control (as defined in the Kuriakose Agreement), he is entitled to receive the following benefits, in addition to any accrued obligations and subject to his timely execution and non-revocation of a general release of claims in our favor: (i) a lump sum cash payment equal to 12 months of his then-current annual base salary, (ii) his annual performance bonus at 100% of target, payable in a lump sum, (iii) full vesting acceleration of all his then-outstanding equity awards and (iv) continuation of his then-effective group medical, vision and dental coverage at Terns’ cost (or equivalent taxable installment payments from Terns) for a period of up to 12 months.

The Kuriakose Agreement defines an “Involuntary Termination” as a separation resulting from a termination without “cause” or a voluntary resignation by Dr. Kuriakose for “good reason”.

The Kuriakose Agreement generally defines “cause” to mean the occurrence of any one or more of the following, subject to certain notice and cure rights: (i) the commission of any crime involving fraud, dishonesty or moral turpitude, (ii) the attempted commission of or participation in a fraud or act of dishonesty against us that results in (or might have reasonably resulted in) material harm to our business; (iii) the intentional, material violation of any contract or agreement between him and us or any statutory duty owed to us, or (iv) conduct that constitutes gross insubordination, or habitual neglect of duties and that results in (or might have reasonably resulted in) material harm to our business.

The Kuriakose Agreement generally defines “good reason” to mean the occurrence of any one or more of the following, without his consent and subject to certain notice and cure rights: (i) a material diminution in his duties, authorities or responsibilities; (ii) a reduction of greater than 10% in his annual base salary (as in effect on the effective date of the Change in Control transaction, if applicable); provided, however, that good reason shall not be deemed to have occurred in the event of a reduction in his annual base salary that is pursuant to a salary reduction program affecting all of our C-level officers and that does not adversely affect him to a greater extent than our other C-level officers; or (iii) a relocation of his primary business office to a location more than 30 miles from the location of his then-primary business office.

Director Compensation

We compensate our non-employee directors under a non-employee director compensation policy adopted by our board of directors upon the recommendation of our compensation committee and independent compensation consultants. The following summarizes our non-employee director compensation policy that was in effect during 2025 and a subsequent amendment implemented in January 2026. Ms. Burroughs receives no additional compensation for her service as a director.

Under our non-employee director compensation policy, as in effect during 2025, each non-employee director received an annual cash retainer for service to our board of directors (Base Fee) and an additional annual cash retainer for service as a member or the chair of any committee of our board of directors, in each case, prorated for partial years of service, as follows:

Non-Employee Director (non-Chair) Base Fee:	$40,000
Non-Employee Board Chair Base Fee:	$70,000
Audit Committee Chair:	$15,000
Compensation Committee Chair:	$12,000
Nominating and Corporate Governance Committee Chair:	$10,000
Research and Development Committee Chair:	$12,000
Audit Committee Member (non-Chair):	$7,500
Compensation Committee Member (non-Chair):	$6,000
Nominating and Corporate Governance Committee Member (non-Chair):	$5,000
Research and Development Committee Member (non-Chair):	$6,000

In 2025, our non-employee director compensation program provided that each non-employee director was automatically granted an option to purchase 90,000 shares of our common stock upon the director’s initial appointment or election to our board of directors, referred to as the Initial Grant, and an option to purchase 45,000 shares of our common stock automatically on the date of each annual stockholder’s meeting thereafter, referred to as the Annual Grant.

The Initial Grant vests as to 1/3rd of the total shares subject thereto on the first anniversary of the applicable date of grant and as to 1/36th of the total shares subject thereto on each monthly anniversary of the applicable date of grant over the next 24 months thereafter, subject to continued service through each applicable vesting date. Each Annual Grant vests on the earlier of (i) the first anniversary of the date of grant and (ii) immediately prior to the annual meeting of stockholders following the date of grant, in each case, subject to continued service through the applicable vesting date. Each Initial Grant and Annual Grant will vest in full in the event of a change in control.

In January 2026, our board of directors approved an amendment to our non-employee director compensation program providing for increases to the annual cash retainers for non-employee board chair and directors, as well as increases for annual cash retainers for chairs and members of our audit committee, compensation committee, and research and development committee. The increased annual cash retainers for non-employee board chair and directors, as well as chairs and members of our audit committee, compensation committee, and research and development committee as of January 2026, in each case, prorated for partial years of service, are as follows:

Non-Employee Director (non-Chair) Base Fee:	$45,000
Non-Employee Board Chair Base Fee:	$75,000
Audit Committee Chair:	$20,000
Compensation Committee Chair:	$15,000
Research and Development Committee Chair:	$15,000
Audit Committee Member (non-Chair):	$10,000
Compensation Committee Member (non-Chair):	$7,500
Research and Development Committee Member (non-Chair):	$7,500

Non-employee directors may elect on an annual basis to receive an option award in lieu of a cash payment for their applicable Base Fee. We refer to these options in lieu of cash Base Fees as Base Fee Grants. The Base Fee Grants will have a Black-Scholes value approximately equal to the amount of the applicable Base Fee based on the average closing price of our common stock over a 30-day period prior to the grant. Notwithstanding any election by the non-employee director, if the applicable 30-day average closing price is not equal to or greater than $3.00 per share, all Base Fees will be paid to the non-employee directors in cash.

Any election to receive a Base Fee Grant must have been made by a non-employee director prior to the start of such calendar year and will apply to the Base Fee payable to such director for the full calendar year. The Base Fee Grants will vest on a pro rata monthly basis for the service period to which the Base Fees relate, subject to continued service through the applicable vesting date. Each Base Fee Grant will vest in full in the event of a change in control.

Additionally, we provide reimbursement to our non-employee directors for their reasonable expenses incurred in attending meetings of our board of directors and its committees.

2025 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
David Fellows	15,717	180,014	—	195,731
Carl Gordon, Ph.D., C.F.A.(2)	6,156	—	—	6,156
Jeffrey Kindler, J.D.	11,811	156,363	—	168,174
Hongbo Lu, Ph.D.(3)	6,496	156,363	—	162,859
Jill Quigley, J.D.	19,906	156,363	—	176,269
Radhika Tripuraneni, M.D., M.P.H.	19,311	156,363	—	175,674
Heather Turner, J.D.	47,500	124,829	—	172,329
Robert Azelby	39,611	251,890	—	291,501

(1)
Amounts reflect the full grant date fair value of option awards granted during 2025 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. See Note 5 of the consolidated financial statements included in the Original Filing for the assumptions used in calculating these amounts. Any amounts elected to be received as options in lieu of cash are reflected in the Option Awards column. In February 2025, Mr. Fellows was awarded an option to purchase 18,650 shares of our common stock as a Base Fee Grant in lieu of cash for his annual cash retainer earned in fiscal 2025. In February 2025, Mr. Kindler, Drs. Lu and Tripuraneni, and Ms. Quigley were each awarded an option to purchase 10,657 shares of our common stock as a Base Fee Grant in lieu of cash for their annual cash retainer earned in fiscal 2025.
(2)
Effective February 20, 2025, Carl Gordon resigned as a member of our board.
(3)
Effective August 5, 2025, Hongbo Lu resigned as a member of our board.

The table below shows the aggregate numbers of stock options and restricted stock units held as of December 31, 2025 by each nonemployee director.

Name	Options Outstanding as of December 31, 2025 (#)
David Fellows	218,308
Jeffrey Kindler, J.D.	206,808
Jill Quigley, J.D.	145,612
Radhika Tripuraneni, M.D., M.P.H.	188,333
Heather Turner, J.D.	109,000
Robert Azelby	90,000

In February 2025, Mr. Fellows was awarded an option to purchase 18,650 shares of our common stock as a Base Fee Grant. In February 2025, Messrs. Kindler, Lu, Quigley and Tripuraneni were each awarded an option to purchase 10,657 shares of our common stock as a Base Fee Grant. In February 2025, Mr. Azelby was awarded an option to purchase 90,000 shares of the Company's common stock as an Initial Grant in accordance with the non-employee director compensation program.

In June 2025, Messrs. Fellows and Kindler, Drs. Lu and Tripuraneni, and Mses. Quigley and Turner were each awarded an option to purchase 45,000 shares of our common stock as an Annual Grant.

In February 2026, Mr. Fellows was awarded an option to purchase 2,828 shares of our common stock as a Base Fee Grant. In February 2026, Messrs. Azelby and Kindler, Mses. Quigley and Turner and Dr. Tripuraneni were each awarded an option to purchase 1,697 shares of our common stock as a Base Fee Grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders and for equity compensation plans not approved by our stockholders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities to be Issued upon Vesting and Settlement of Outstanding Restricted Stock Units	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	5,570,865	$5.32	477,084	7,326,242(2)(3)(4)
Equity compensation plans not approved by security holders(5)	5,710,221	$5.91	153,984(6)	382,814
Total	11,281,086	$5.62	631,068	7,709,056

(1)
Includes securities issuable under our 2017 Equity Incentive Plan (the 2017 Plan), the 2021 Plan and our 2021 Employee Stock Purchase Plan (the ESPP).
(2)
Includes 5,440,286 and 1,885,956 shares of common stock available for issuance under the 2021 Plan and the ESPP, respectively, as of December 31, 2025. No shares are available for issuance under the 2017 Plan. Shares under the 2017 Plan that expire, terminate or are forfeited prior to exercise or settlement automatically become available for issuance under the 2021 Plan.
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
(5)
Includes securities issuable under the 2022 Inducement Plan.
(6)
Includes 150,000 RSUs with market conditions. The shares subject to this RSU award with market conditions vest in equal installments upon the achievement of escalating stock price thresholds of $15.00 and $20.00, respectively, calculated based on the average price per share of our common stock for a period of 30 consecutive trading days equaling or exceeding the applicable price threshold, with vesting occurring as of the last day of the 30 consecutive trading day period. The escalating stock price thresholds can be met any time after the first anniversary of employment but prior to the fourth anniversary of the date of grant. As of December 31, 2025, the performance criteria for the specified milestones were determined to have been achieved by our compensation committee as to 100% of the underlying shares. The delivery and release of the underlying shares occurred in January 2026.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 17, 2026, information regarding beneficial ownership of our capital stock by:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•
each of our named executive officers;
•
each of our directors; and
•
all of our executive officers and directors as a group.

The beneficial ownership percentage is based on 115,521,157 shares of common stock outstanding as of April 17, 2026. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and Schedules 13G, if any, filed with the SEC.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security. In addition, shares of common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 17, 2026 are included in the following table. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table does not necessarily indicate beneficial ownership for any other purpose. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise noted below, the address for each beneficial owner listed in the table below is c/o Terns Pharmaceuticals, Inc., 1065 East Hillsdale Boulevard, Suite 100, Foster City, California 94404.

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Total (%)
Greater than 5% Stockholders:
Morgan Stanley and affiliated entity(1)	7,099,954	6.1%
Named Executive Officers and Directors:
Amy Burroughs, M.B.A.(2)	1,111,683	†
Andrew Gengos, M.B.A.(3)	267,413	†
Emil Kuriakose, M.D.(4)	527,312	†
David Fellows(5)	219,486	†
Robert Azelby(6)	38,207	†
Jeffrey Kindler, J.D.(7)	207,515	†
Jill Quigley, J.D.(8)	146,319	†
Radhika Tripuraneni, M.D., M.P.H.(9)	189,040	†
Heather Turner, J.D.(10)	77,707	†
All executive officers and directors as a group (9 persons)(11)	2,784,682	2.4%

† Represents beneficial ownership of less than one percent.

(1)
Consists of 7,099,954 shares of common stock held by Morgan Stanley, including 6,094,918 shares of common stock held by Morgan Stanley Capital Services LLC. The address for Morgan Stanley and Morgan Stanley Capital Services LLC is 1585 Broadway, New York, NY 10036.
(2)
Consists of 964,388 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 17, 2026.
(3)
Consists of 234,375 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 17, 2026.
(4)
Consists of 503,592 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 17, 2026.
(5)
Consists of 219,486 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 17, 2026.
(6)
Consists of 38,207 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 17, 2026.
(7)
Consists of 207,515 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 17, 2026.
(8)
Consists of 146,319 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 17, 2026.
(9)
Consists of 189,040 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 17, 2026.
(10)
Consists of 77,707 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of April 17, 2026.
(11)
Includes (i) 204,053 shares held by our current directors and executive officers and (ii) 2,580,629 shares subject to options exercisable within 60 days of April 17, 2026. No executive officer held any RSUs scheduled to vest within 60 days of April 17, 2026. Excludes 300,703 RSUs that are not scheduled to vest within 60 days of April 17, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Other than compensation arrangements, including employment arrangements with our directors and executive officers, the following is a description of each transaction since January 1, 2024 in which:

•
we were a party or will be a party;
•
the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•
any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Director and Executive Officer Compensation

See “Executive Compensation” and “Director Compensation” for information regarding compensation of directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation—Narrative to Summary Compensation Table and Outstanding Equity Awards at 2025 Fiscal Year End.”

Investors’ Rights Agreement

We entered into an amended and restated investors’ rights agreement with the purchasers of our convertible preferred stock, which was subsequently converted into common stock in connection with our initial public offering, and certain of our other stockholders, including entities with which one of our former directors, Dr. Carl L. Gordon, who is a member of the management committee of OrbiMed Advisors LLC, is affiliated. All remaining registration rights with respect to shares of our common stock covered by this agreement expired in May 2025.

Indemnification Agreements

We have entered into indemnification agreements with certain of our current directors, executive officers and certain other employees. Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by applicable law.

Independence of the Board of Directors

As required under the Nasdaq Global Select Market (“Nasdaq”) rules and regulations, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by such board. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees must be an “independent director.” Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, compensation committee members must not have a relationship with the listed company that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. The board of directors consults with our counsel to ensure that the board of directors’ determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

Consistent with these considerations, our board of directors has determined that all of our directors, other than Ms. Burroughs, qualify as “independent” directors in accordance with The Nasdaq Stock Market LLC Marketplace Rules, or the Nasdaq Listing Rules. Ms. Burroughs is not considered independent because she is an executive officer of our company. From November 2023 to February 2024, when Ms. Quigley served as our Senior Advisor and Strategy Officer on an interim basis, she was not independent under Nasdaq Listing Rules and she did not serve on any committees of our board of directors. Ms. Quigley regained her status as an independent director under Nasdaq Listing Rules following the end of her term as our Interim Senior Advisor and Strategy Officer. While serving as our Interim Senior Advisor and Strategy Officer, Ms. Quigley did not participate in the preparation of our financial statements, including any role in compiling or reviewing financial statements. Under the Nasdaq Listing Rules, the definition of independence includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by the Nasdaq Listing Rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. All of the committees of our board of directors are comprised entirely of directors determined by the board of directors to be independent within the meaning of Nasdaq and SEC rules and regulations applicable to the members of such committees.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table provides information regarding the approximate fees for professional services billed or to be billed by Ernst & Young LLP (EY) in each of the last two years:

	2025	2024
Audit fees(1)	$1,071,500	$1,080,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,071,500	$1,080,000

(1)
Audit fees consist of fees for the audit of our annual financial statements, the review of our quarterly financial statements, statutory audits, and services provided in connection with the registration statements filed with SEC and the issuance of comfort letters and consents.

Pre-Approval Policies and Procedures

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

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre‑approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2025 fiscal year, no services were provided to us by EY other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of March 24, 2026, by and among the Registrant, Merck Sharp & Dohme LLC and Thailand Merger Sub, Inc.	8-K	3/25/2026	2.1

3.1	Amended and Restated Certificate of Incorporation.	8-K	2/9/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	10/10/2023	3.1

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	2/1/2021	4.2

4.3	Description of Securities.	10-K	3/30/2026	4.3

4.4	Form of Pre-Funded Warrant (September 2024).	8-K	9/12/2024	4.1

10.1	Lease, dated March 1, 2019, by and between the Registrant and DWF IV Century Plaza, LLC.	S-1	1/15/2021	10.2

10.2	First Amendment to Office Lease dated July 1, 2024.	8-K	7/3/2024	10.1

10.3(a)#	2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(a)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(b)

10.3(c)#	Form of Early Exercise Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(c)

10.3(d)#	Form of International Stock Option Grant Notice and Stock Option Agreement under 2017 Equity Incentive Plan, as amended.	S-1	1/15/2021	10.4(d)

10.4(a)#	2021 Incentive Award Plan.	S-8	2/12/2021	99.2(a)

10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(b)

10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(c)

10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Incentive Award Plan.	S-1/A	2/1/2021	10.5(d)

10.5#	2021 Employee Stock Purchase Plan.	S-8	2/12/2021	99.3

10.6(a)#	2022 Employment Inducement Award Plan.	10-Q	11/9/2022	10.1(a)#

10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan.	10-Q	11/9/2022	10.1(b)#

10.6(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan.	10-Q	11/9/2022	10.1(c)#

10.6(d)#	Amendment No. 1 to 2022 Employment Inducement Award Plan.	10-Q	11/14/2023	10.2#

10.6(e)#	Amendment No. 2 to 2022 Employment Inducement Award Plan.	10-Q	11/12/2024	10.3#

10.6(f)#	Amendment No. 3 to 2022 Employment Inducement Award Plan.	10-K	3/30/2026	10.6(f)#

10.7#	Second Amended and Restated Non-Employee Director Compensation Program, as amended.	10-K	3/30/2026	10.7#

10.8	Form of Indemnification Agreement for directors and officers.	S-1/A	2/1/2021	10.11

10.9#	Employment Agreement by and between the Registrant and Amy Burroughs dated February 7, 2024.	10-Q	5/13/2024	10.2#

10.10#	Employment Agreement, dated February 22, 2025, by and between the Registrant and Andrew Gengos.	10-Q	5/8/2025	10.2

10.11#	Employment Agreement by and between the Registrant and Emil Kuriakose dated March 14, 2023.	10-K	3/30/2026	10.11#

10.12#	Amended and Restated Employment Agreement by and between the Registrant and Mark Vignola.	10-K	3/14/2024	10.10#

10.13#	Transition Agreement between Terns, Inc. and Mark Vignola dated July 23, 2024.	10-Q	11/12/2024	10.2#

10.14#	Consulting Agreement, dated February 1, 2025, by and between the Registrant and Mark Vignola.	10-Q	5/8/2025	10.1#

10.15†	Assignment Agreement, dated as of June 24, 2019, by and among Terns Pharmaceuticals, Inc. and Vintagence Biotechnology Ltd.	S-1	1/15/2021	10.15

10.16†	Exclusive Option and License, dated as of July 27, 2020, by and among Terns Pharmaceuticals, Inc., Terns, Inc., CaspianTern LLC, Hansoh (Shanghai) Healthtech Co., Ltd. and Jiangsu Hansoh Pharmaceutical Group Company Ltd.	S-1	1/15/2021	10.16

10.17#	Reference is made to Exhibit 97.0.

19.1	Terns Pharmaceuticals, Inc. Insider Trading Policy.	10-K	3/20/2025	19.1

21.1	List of subsidiaries.	S-1	1/15/2021	21.1

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	10-K	3/30/2026	23.1

24.1	Power of Attorney. Reference is made to the signature page hereto.	10-K	3/30/2026	24.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/30/2026	31.1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	3/30/2026	31.2

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/30/2026	32.1^

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	3/30/2026	32.2^

97.0#	Clawback Policy.	10-Q	11/14/2023	10.3#

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

TERNS PHARMACEUTICALS, INC.

Date: April 27, 2026	By:	/s/ Amy Burroughs
Amy Burroughs
Chief Executive Officer